Form 10QSB
period 2000-06-30
MORNING SPLENDOR MANAGEMENT INC
filed 2000-08-09
CIK 1096652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


                                       OR


[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION FROM _______ TO ________.


                         COMMISSION FILE NUMBER 0-29369

                        MORNING SPLENDOR MANAGEMENT, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                                       88-0409146
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

1105 Terminal Way, Suite 202 Century Park
              Reno, Nevada                                     89502
-----------------------------------------                    ---------
(Address of principal executive offices)                     (Zip code)


                                       N/A
                       -----------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At June 30, 2000, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements






                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                  June 30, 2000
                                December 31, 1999

                                TABLE OF CONTENTS

                                                                         PAGE

ACCOUNTANT'S LETTER                                                        1
----------------------------------------------------------------------------

BALANCE SHEET - ASSETS                                                     2
----------------------------------------------------------------------------

BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                       3
----------------------------------------------------------------------------

STATEMENT OF OPERATIONS                                                  4-5
----------------------------------------------------------------------------

STATEMENT OF STOCKHOLDERS' EQUITY                                          6
----------------------------------------------------------------------------

STATEMENT OF CASH FLOWS                                                  7-8
----------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS                                           9-13
----------------------------------------------------------------------------

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                                July 14, 2000
MORNING SPLENDOR MANAGEMENT, INC.
Las Vegas, Nevada

     I have audited the accompanying Balance Sheets of MORNING SPLENDOR MANAGEMENT, INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996 (inception), to June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MORNING SPLENDOR MANAGEMENT, INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                                    6 Mos. Ending      Year Ended
                                                    June 30, 2000     Dec. 31, 1999
                                                    -------------     -------------
CURRENT ASSETS                                      $           0      $         0
                                                    -------------      -----------

     TOTAL CURRENT ASSETS                           $           0      $         0
                                                    -------------      -----------


OTHER ASSETS                                        $           0      $
                                                    -------------      -----------

     TOTAL OTHER ASSETS                             $           0      $         0
                                                    -------------      -----------


     TOTAL ASSETS                                   $           0      $         0
                                                    -------------      -----------




    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            6 Mos. Ending      Year Ended
                                                            June 30, 2000     Dec. 31, 1999
                                                            -------------     -------------
CURRENT LIABILITIES

     Officers Advances (Note #8)                            $     24,321      $        350
                                                            ------------      ------------

TOTAL CURRENT LIABILITIES                                   $     24,321      $        350
                                                            ------------      ------------

STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1999 - 2,100,000 shares
June 30, 2000 - 2,100,000 shares                            $      2,100      $      2,100

     Additional paid in Capital                                        0                 0

     Accumulated loss during
     the development stage                                       -26,421            -2,450
                                                            ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                  $    -24,321      $       -350
                                                            ------------       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                         $          0      $          0
                                                            ------------      ------------




    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                     3 Mos. Ended  3 Mos. Ended    6 Mos. Ended    6 Mos. Ended
                                       June 30,       June 30,        June 30,       June 30,
                                         2000           1999           2000            1999
                                      ----------     ----------    ----------      -----------
REVENUE                               $        0     $        0    $          0    $        0
                                      ----------     ----------    ------------    ----------

EXPENSES
   General, Selling
   and Administrative                 $    1,295     $        0    $     23,971    $      350
                                      ----------     ----------    ------------    ----------

   Total Expenses                     $    1,295     $        0    $     23,971    $      350


Net Profit/Loss (-)                   $   -1,295     $        0    $    -23,971    $     -350
                                      ----------     ----------    ------------    ----------
Net Loss per share -
  Basic and diluted
  (Note #2)                           $    -0006     $      NIL    $     -.0114    $   -.0002
                                      ----------     ----------    ------------    ----------


Weighted average
number of common
shares outstanding                     2,100,000      2,100,000       2,100,000     2,100,000
                                      ----------     ----------    ------------    ----------



    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)

                                                                                                Dec.6, 1996
                                                               Year Ended       Year Ended      (Inception)
                                                               December 31,    December 31,     to June 30,
                                                                  1999             1998            2000
                                                               ------------    ------------     -----------
REVENUE                                                       $          0     $          0    $         0
                                                              ------------     ------------    -----------

EXPENSES
   General, Selling
   and Administrative                                         $        350     $          0    $    26,421
                                                              ------------     ------------    -----------

   Total Expenses                                             $        350     $          0    $    26,421
                                                              ------------     ------------    -----------

Net Profit/Loss (-)                                           $       -350     $         -0    $   -26,421
                                                              ------------     ------------    -----------

Net Loss per share -
 Basic and diluted
 (Note #2)                                                    $     -.0002     $        NIL    $    -.0126
                                                              ------------     ------------    -----------

Weighted average
number of common
shares outstanding                                               2,100,000        2,100,000      2,100,000
                                                              ------------     ------------    -----------



    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                   Additional        Accumu-
                                    Common           Stock           paid-in          lated
                                    Shares           Amount          Capital         Deficit
                                    ------         ---------       ----------      ----------
Balance, December 31, 1998           21,000        $   2,100        $       0        $ -2,100

November 29, 1999
Changed from no par
value to $0.001                        --             -2,079           +2,079              --

November 29, 1999
Forward stock split
100:1                                  --             +2,079           -2,079              --

Net loss, Year Ended
December 31, 1999                      --               --               --              -350
                                  ---------        ---------        ---------        --------
Balance, December 31, 1999        2,100,000        $   2,100        $       0        $ -2,450

Net Loss
January 1, 2000, to
June 30, 2000                          --               --               --           -23,971
                                  ---------        ---------        ---------        --------
Balance, June 30, 2000            2,100,000        $   2,100        $       0        $-26,421
                                  ---------        ---------        ---------        --------



    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS


                                      3 Mos. Ended   3 Mos. Ended  6 Mos. Ended  6 Mos. Ended
                                         June 30,       June 30,     June 30,     June 30,
                                         2000            1999         2000           1999
                                      -------------  -----------   ----------     ----------
Cash Flow from
Operating Activities
Net Loss                              $    -1,295    $        0    $ -23,971      $    -350

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                          +1,295             0      +23,971           +350
                                      -----------    ----------    ---------      ---------

Net cash used in
operating Activities                  $         0    $        0    $       0      $       0

Cash Flows from
Investing Activities                            0             0            0              0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                           0             0            0              0
                                      -----------    ----------    ---------      ---------

Net increase
(decrease)
in cash                               $         0    $        0    $       0      $       0

Cash, beginning
of period                                       0             0            0              0
                                      -----------    ----------    ---------      ---------


Cash, end of period                   $         0    $        0    $       0      $       0
                                      -----------    ----------    ---------      ---------





    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)


                                                                                   Dec. 6, 1996
                                                Year Ended       Year Ended         (Inception)
                                               December 31,     December 31,        to June 30,
                                                  1999              1998                2000
                                               ------------     ------------       -------------
Cash Flow from
Operating Activities
Net Loss                                       $      -350       $         0       $      -26,421

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                                     +350                 0              +24,321
                                               -----------       -----------       --------------

Net cash used in
operating Activities                           $         0       $         0       $       -2,100

Cash Flows from
Investing Activities                                     0                 0                    0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                                    0                 0               +2,100
                                               -----------       -----------       --------------

Net increase
(decrease)
in cash                                        $         0       $         0       $            0

Cash, beginning
of period                                                0                 0                    0
                                               -----------       -----------       --------------

Cash, end of period                            $         0       $         0       $            0
                                               -----------       -----------       --------------




    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2000, and December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized December 6, 1996, under the laws of the State of Nevada as MORNING SPLENDOR MANAGEMENT, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.

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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or June 30, 2000.

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      June 30, 2000, and December 31, 1999


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


     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilative common stock equivalents such as stock options.


     Year End

          The Company has selected December 31st as its year-end.

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      June 30, 2000, and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Year 2000 Disclosure

          The Y2K issued had no effect on this Company.

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended June 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

                 Net operation loss carry forward            $ 2,450
                 Valuation allowance                         $ 2,450

                 Net deferred tax asset                      $     0


     The federal net operating loss carry forward will expire between 2014 and 2019.

     This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

     Common Stock

     The authorized common stock of MORNING SPLENDOR MANAGEMENT, INC. consists of 25,000,000 shares with a par value of $0.001 per share.

     Preferred Stock

     MORNING SPLENDOR MANAGEMENT, INC. has no preferred stock.

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2000, and December 31, 1999


NOTE 4 - STOCKHOLDERS' EQUITY  (CONTINUED)

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

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      June 30, 2000, and December 31, 1999


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

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has not commenced business activities and has no assets or operations. However, the Company has entered into preliminary negotiations to effectuate a business combination with the shareholder(s) of Creative Technology & Interactive Entertainment Group, Inc.

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

                                     PART II

                                OTHER INFORMATION


Item 1 - Legal Proceedings ............................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders .............................................None

Item 3 - Defaults by the Company on its
         Senior Securities ............................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ......................................................None

Item 5 - Other Information


     (a) Board Meetings.

     The board held two meetings during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

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

     (b) Committees.

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

     The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report. An audit was completed for the period then ended.

     (c) Negotiation.

     The Company has entered into preliminary negotiations to effectuate a business combination with the shareholder(s) of Creative Technology & Interactive Entertainment Group, Inc. The Company has been informed that Creative Technology & Interactive Entertainment Group, Inc. is a holding company with an investment in a corporation that creates, develops and markets, or intends to create, develop and market internet gaming solutions, online e-commerce applications, data mining applications and other online entertainment and game-related consumer products and services. The Company intends, upon completion of further due diligence, to enter into either a letter of intent or a definitive agreement for the acquisition of Creative Technology & Interactive Entertainment Group, Inc. The provisions of any letter of intent shall not be considered a binding commitment to either the Company or the shareholder(s) of Creative Technology & Interactive Entertainment Group, Inc. but will be an indication of their desire to consummate the transaction upon the terms and conditions contained therein. No enforceable obligations will exist against the Company or the shareholder(s) of Creative Technology & Interactive Entertainment Group, Inc. regarding the terms contained in the letter of intent until a definitive agreement covering the proposed transaction has been executed by the parties. The Company will file a Form 8-K at such time as either a letter of intent or a definitive agreement has been executed, in accordance with law.

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



Dated: August 9, 2000                    MORNING SPLENDOR MANAGEMENT, INC.



                                         By: /s/ Robert Gonzalez
                                             -----------------------------
                                             Robert Gonzalez
                                             President