Form 10QSB
period 2000-09-30
MORNING SPLENDOR MANAGEMENT INC
filed 2000-10-24
CIK 1096652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-29369

                        MORNING SPLENDOR MANAGEMENT, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                                    88-0409146
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


1105 Terminal Way, Suite 202 Century Park
              Reno, Nevada                                  89502
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip code)

                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

         At September 30, 2000, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

















                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                               September 30, 2000
                                December 31, 1999

                                TABLE OF CONTENTS

                                                                    PAGE

   ACCOUNTANT'S LETTER                                                 1
   ---------------------------------------------------------------------

   BALANCE SHEET - ASSETS                                              2
   ---------------------------------------------------------------------

   BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                3
   ---------------------------------------------------------------------

   STATEMENT OF OPERATIONS                                           4-5
   ---------------------------------------------------------------------

   STATEMENT OF STOCKHOLDERS' EQUITY                                   6
   ---------------------------------------------------------------------

   STATEMENT OF CASH FLOWS                                           7-8
   ---------------------------------------------------------------------

   NOTES TO FINANCIAL STATEMENTS                                    9-13
   ---------------------------------------------------------------------

1582 Tulita Drive                                          OFFICE (702) 361-8414
Las Vegas, NV 89123                                        FAX NO.(702) 896-0278

                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                              October 17, 2000
MORNING SPLENDOR MANAGEMENT, INC.
Las Vegas, Nevada

         I have audited the accompanying Balance Sheets of MORNING SPLENDOR MANAGEMENT, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and June 30, 1999, for the nine months ended September 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996, (inception), to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MORNING SPLENDOR MANAGEMENT, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and June 30, 1999, for the nine months ended September 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996, (inception), to September 30, 2000, in conformity with generally accepted accounting principles.

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


/s/BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                         9 Mos. Ending       Year Ended
                                         Sept. 30, 2000      Dec.31, 1999
                                         --------------      -------------

CURRENT ASSETS                           $            0      $           0
                                         --------------      -------------

     TOTAL CURRENT ASSETS                $            0      $           0
                                         --------------      -------------


OTHER ASSETS                             $            0      $
                                         --------------      -------------

     TOTAL OTHER ASSETS                  $            0      $           0
                                         --------------      -------------


     TOTAL ASSETS                        $            0      $           0
                                         --------------      -------------












    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                            9 Mos. Ending         Year Ended
                                            Sept. 30, 2000       Dec.31, 1999
                                            --------------      -------------
CURRENT LIABILITIES

     Officers Advances (Note #8)            $       24,821      $         350
                                            --------------      -------------

TOTAL CURRENT LIABILITIES                   $       24,821      $         350
                                            --------------      -------------


STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1999 - 2,100,000 shares                            $       2,100
September 30, 2000 - 2,100,000 shares       $        2,100

     Additional paid in Capital                          0                  0

     Accumulated loss during
     the development stage                         -26,921             -2,450
                                            --------------      -------------


TOTAL STOCKHOLDERS' EQUITY                  $      -28,821      $        -350
                                            --------------       ------------


TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                         $            0      $           0
                                            --------------      -------------




    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                       3 Mos.Ended    3 Mos.Ended     9 Mos.Ended    9 Mos.Ended
                                         Sep. 30,       Sep.  30,       Sep.  30,      Sep.  30,
                                           2000           1999            2000           1999
                                      -------------  --------------  --------------  -----------




REVENUE                               $           0  $            0  $            0  $         0
                                      -------------  --------------  --------------  -----------

EXPENSES
   General, Selling
   and Administrative                 $        500   $            0  $       24,471  $       350
                                      ------------   --------------  --------------  -----------

   Total Expenses                     $        500   $            0  $       24,471  $       350
                                      ------------   --------------  --------------  -----------

Net Profit/Loss (-)                   $       -500   $            0  $      -24,471  $      -350
                                      ------------   --------------  --------------  -----------

Net Loss per share -
 Basic and diluted
 (Note #2)                            $      -.0002  $         NIL   $       -.0117  $    -.0002
                                      -------------   ------------   --------------  -----------


Weighted average
number of common
shares outstanding                        2,100,000       2,100,000       2,100,000    2,100,000
                                      -------------  --------------  --------------  -----------




























    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)


                                                                              Dec.6, 1996
                                          Year Ended       Year Ended         (Inception)
                                         December 31,     December 31,        to Sep. 30,
                                             1999             1998               2000
                                             ----             ----               ----

REVENUE                                $             0   $             0  $            0
                                       ---------------   ---------------  --------------

EXPENSES
   General, Selling
   and Administrative                  $           350   $             0  $       26,921
                                       ---------------   ---------------  --------------

   Total Expenses                      $           350   $             0  $       26,921
                                       ---------------   ---------------  --------------

Net Profit/Loss (-)                    $          -350   $            -0  $      -26,921
                                       ---------------   ---------------  --------------

Net Loss per share -
 Basic and diluted
 (Note #2)                             $        -.0002   $           NIL  $       -.0128
                                       ---------------    --------------  --------------


Weighted average
number of common
shares outstanding                           2,100,000         2,100,000       2,100,000
                                       ---------------   ---------------  --------------




    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                            Additional         Accumu-
                                          Common            Stock             paid-in           lated
                                          Shares            Amount            Capital          Deficit
                                      ---------------  ----------------  ---------------  ----------------

Balance,
December 31, 1998                              21,000  $          2,100  $             0  $         -2,100

November 29, 1999
Changed from no par
value to $0.001                                                  -2,079           +2,079

November 29, 1999
Forward stock split
100:1                                                            +2,079           -2,079

Net loss, Year Ended
December 31, 1999                                                                                     -350
                                      ---------------  ----------------  ---------------  ----------------

Balance,
December 31, 1999                           2,100,000  $          2,100  $             0  $         -2,450

Net Loss
January 1, 2000, to
September 30, 2000                                                                                 -24,471
                                      ---------------  ----------------  ---------------  ----------------

Balance,
September 30, 2000                          2,100,000  $          2,100  $             0  $        -26,921
                                      ---------------  ----------------  ---------------  ----------------




















    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                             3 Mos.Ended       3 Mos.Ended         9 Mos.Ended        9 Mos.Ended
                               Sep.  30,         Sep.  30,          Sep.  30,           Sep.  30,
                                 2000              1999                2000               1999
                           ----------------  -----------------  -----------------  -----------------

Cash Flow from
Operating Activities
Net Loss                   $           -500  $               0  $         -24,471  $            -350

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                      +500                  0            +24,471               +350
                           ----------------  -----------------  -----------------  -----------------

Net cash used in
operating Activities       $              0  $               0  $               0  $               0

Cash Flows from
Investing Activities                      0                  0                  0                  0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                     0                  0                  0                  0
                           ----------------  -----------------  -----------------  -----------------

Net increase
(decrease)
in cash                    $              0  $               0  $               0  $               0

Cash, beginning
of period                                 0                  0                  0                  0
                           ----------------  -----------------  -----------------  -----------------


Cash, end of period        $              0  $               0  $               0  $               0
                           ----------------  -----------------  -----------------  -----------------





    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)


                                                                                                     Dec.6, 1996
                                                                 Year Ended       Year Ended         (Inception)
                                                                December 31,     December 31,        to Sep. 30,
                                                                    1999             1998                2000
                                                              ---------------   ---------------  --------------

Cash Flow from
Operating Activities
Net Loss                                                      $          -350   $             0  $      -26,921

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                                                        +350                 0         +24,821
                                                              ---------------   ---------------  --------------

Net cash used in
operating Activities                                          $             0   $             0  $       -2,100

Cash Flows from
Investing Activities                                                        0                 0               0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                                                       0                 0          +2,100
                                                              ---------------   ---------------  --------------

Net increase
(decrease)
in cash                                                       $             0   $             0  $            0

Cash, beginning
of period                                                                   0                 0               0
                                                              ---------------   ---------------  --------------

Cash, end of period                                           $             0   $             0  $            0
                                                              ---------------   ---------------  --------------




    The accompanying notes are an integral part of these financial statements

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000, and December 31, 1999


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

         Cash and equivalents

                  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


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


         Reporting on Costs of Start-Up Activities

                  Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.


         Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.


         Year End

                  The Company has selected December 31st as its year-end.

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Year 2000 Disclosure

                  The Y2K issued had no effect on this Company.


NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset as of December 31, 1999, is as follows:

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

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000, and December 31, 1999


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

                        MORNING SPLENDOR MANAGEMENT, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999



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

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company has not commenced business activities and has no assets or operations. However, the Company has entered into negotiations to effectuate a business combination with the shareholder(s) of Creative Technology & Interactive Entertainment Group, Inc. (See Item 5(c) below).

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

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders .................................................None

Item 3 - Defaults by the Company on its
         Senior Securities ................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ..........................................................None

Item 5 - Other Information

          (a)  Board Meetings.

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

          (c)  Negotiation.

          The Company has entered into negotiations to effectuate a business combination with the shareholder(s) of Creative Technology & Interactive Entertainment Group, Inc. Creative Technology & Interactive Entertainment Group, Inc. is a holding company with an investment in a corporation that creates, develops and markets, or intends to create, develop and market internet gaming solutions, online e-commerce applications, data mining applications and other online entertainment and game-related consumer products and services. The Company intends, upon completion of further and additional due diligence, to enter into either a letter of intent or a definitive agreement for the acquisition of Creative Technology & Interactive Entertainment Group, Inc.; provided that Creative Technology & Interactive Entertainment Group, Inc. can supply such information for the Company to comply with the Securities Exchange Act of 1934, as amended. The provisions of any letter of intent shall not be considered a binding commitment to either the Company or the shareholder(s) of Creative Technology & Interactive Entertainment Group, Inc. but will be an indication of their desire to consummate the transaction upon the terms and conditions contained therein. No enforceable obligations will exist against the Company or the shareholder(s) of Creative Technology & Interactive Entertainment Group, Inc. regarding the terms contained in the letter of intent until a definitive agreement covering the proposed transaction has been executed by the parties. The Company will file a Form 8-K at such time as either a letter of intent or a definitive agreement has been executed, in accordance with law.

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

Dated: October 24, 2000                        MORNING SPLENDOR MANAGEMENT, INC.


                                               By: /S/ Robert Gonzalez
                                               ---------------------------------
                                               Robert Gonzalez
                                               President