Form 10KSB40
period 2000-12-31
CREATIVE TECHNOLOGIES HOLDINGS INC
filed 2001-04-16
CIK 1096652

Commission File No. 000-29369

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 2000

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                       CREATIVE TECHNOLOGIES HOLDINGS INC.
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Nevada                                88-0409146
   -------------------------------               -------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)

1800 Avenue of the Stars, Suite 600
      Los Angeles, California                            90067
---------------------------------------                ---------
(Address of principal executive offices)               (Zip code)

Issuer's telephone number: (310) 407-5175

Securities to be registered pursuant to Section 12(b) of the Act:
                                                                            none
Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                               ------------------
                                (Title of Class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

         As of December 31, 2000, there were 12,600,000 shares of the Registrant's Common Stock, $.001 par value, outstanding.

         The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $-0-.

         State the Registrant's revenues for the December 31, 2000 fiscal year: $-0-.

                                TABLE OF CONTENTS

                                                                            Page


Item 1.   Description of Business

Item 2.   Description of Property

Item 3.   Legal Proceedings

Item 4.   Submission of Matter to Vote of
          Security Holders

Item 5.   Market for Common Registrant Equity and
          Related Stockholder Matter

Item 6.   Management's Discussion and Analysis
          or Plan of Operation

Item 7.   Financial Statements

Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management

Item 12.  Certain Relationships and
          Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

          Signature

Item 1.           Description of Business.
                  -----------------------

Generally.

                  Creative Technologies Holdings Inc. was incorporated under the laws of the State of Nevada on December 6, 1996 under the name of Morning Splendor Management, Inc. On November 2, 2000, the Company changed its name from Morning Splendor Management, Inc. to Creative Technologies Holdings Inc. The Company has a wholly-owned subsidiary known as Creative Technology & Interactive Entertainment Group, Inc. which owns 70% of Creative Technology & Entertainment, Inc., a Nevada corporation. The Company is "branding" an interactive gaming solutions group, to be known as InnerG. InnerG is engaged in the development of entertainment solutions for a variety of consumer marketing segments. The Company is engaged in the development of Internet-based interactive entertainment software to create online casinos, sports betting, sports pools, bingo and wagering products.

InnerG.

                  By leveraging the broadband, multimedia, streaming video and wireless technology, the Company believes that it will be in a position to deliver the marketable interactive entertainment properties. With InnerG's unique consumer profile capturing mechanism, InnerG will introduce interactive products and services designed to heighten specifically targeted consumer market segments whose lifestyle interests and passions may have not been satisfied from any other product or service.

                  InnerG's initial product entries will be to create and deliver a new gaming experience targeted specifically to the "aspiring wealthy" and "wealthy" international consumer segments. The Company recognizes a significant opportunity to capture a sizable share of the gaming industry with the development of a business-to-business (B2B) strategy to license specific InnerG proprietary gaming solutions to brick and mortar establishments and to high net worth individuals interested in entering the gaming industry with their own portal.

                  The Company intends to deliver InnerG's first product in the second quarter of calendar year 2001. The Company expects to have InnerG's first B2B licensed product and service with its first business development target, being the European and Asian casino operators. The InnerG license will offer an attractive online gaming experience that will satisfy the casinos' demand for a highly attractive and entertaining gaming product for their offline patrons going online. InnerG's software product will only be available to those targeting the markets where online gaming is legal.

Strategies and Objectives.

                  The Company has a two-pronged business strategy to position InnerG and its branded product(s) (See Regulation, page 10) as a gaming industry leader:

                  (a) The first strategy is based on the smart utilization of consumer demographic profiling to enhance the online gaming experience that clearly satisfies the consumer's 'needs' and 'wants.' This also will include, but will not be limited to, capturing quality market research and consumer user habits to delineate what is needed and expected from a gaming product. This will significantly help InnerG in the design and deliver of additional gaming products that can meet with immediate success 'out-of-the-box.'

                  (b) The second strategy is to utilize the broadband spectrum as it continues to mature and find its way into European, Asian and Latin American homes. The high bandwidth delivery provides the Company the opportunity to create a new online advertising product where full-motion 'image' commercials can be used in place of one-dimensional promotional banners and create a potential revenue stream.

                  The Company has identified four key goals to maximize InnerG's business and earnings potential:

                  (a) Become a leading provider of Internet based interactive entertainment solutions through creation of online gaming solutions. The Company also will enter into providing entertainment-themed products and services utilizing the Animated Agent technology, personalization engine, AI based search engine, voice recognition and audio and video streaming technologies.

                  (b) For all licensed product and solutions, the Company will only cater to the buyers that are going to operate within the permissible jurisdictions (See Branding, page 7). All of the Company's products and services will be license based on this premise. The Company will not accept any royalties from wagering activities.

                  (c) Through branding and positioning strategy, the Company believes that InnerG will become a dominant product development and solutions provider for the gaming industry through marketing and advertising campaigns, industry affiliations/alliances and event marketing.

                  (d) To establish other entertainment products, services and solutions that would serve to grow the Company's business portfolio going beyond the gaming industry, to create new revenue models or offer attractive revenue streams for both the short and long term. These may include, but not be limited to, original product offerings or partnering with entertainment companies looking to bring a new idea to market.

Objectives.

                  The Company has five primary objectives to be immediately satisfied in calendar year ending 2001:

                  (a) Build a state-of-the-art Internet based gaming solutions business.

                  (b) Build the first state-of-the-art product - exclusively targeted to the high-end ("aspiring wealthy" and "wealthy") consumer segments.

                  (c) Establish revenue model guidelines to achieve profitability within the second or third year of operations

                  (d) Position Inner G as the premier online interactive entertainment provider that will rapidly grow InnerG during the first five years of operations.

                  (e) Generate a recognizable and respected series of brand names in the gaming product, service, solutions and entertainment industries that easily translates country-to-country.


The Gaming Market.

                  Currently, the size of the online gaming market and the number of players is believed to be small. Cyber Dialogue.com (NY) estimates that of the 43.1 million USA adults who used or accessed Internet entertainment sites (or services), the category breakout shows that less than 1% are online gamers:

                           Sports........................   22.4M
                           Movies .......................   22.1M
                           Music ........................   19.7M

                           Electronic games..............   18.0M
                           Online gaming.................    1.4M

                  InnerG believes that Internet gaming is underdeveloped. This is due, in part, to unclear legality in many jurisdictions (USA) and the fact that mainstream consumer brands like Disney, Sony and others don't advertise and promote their online gaming activities the way they normally publicize their online brick and mortar sports or entertainment products.

                  The online gaming industry will become much larger (if and) when the highly respected gaming operations (MGM, Caesars Palace) or entertainment entities (Sony Tri-Star) set up online gaming services in cyberspace and promote this positioning as they do traditional brick and mortar establishments.

                  In the offline gaming world, consumer expenditures on gaming (gross gaming revenues for operators of brick and mortar institutions) reached a significant new high in calendar year ending 1999:

                  The USA Consumer gaming expenditures for the calendar year ending 1999 was approximately $54.3B. The USA Consumer combined entertainment expenditure (Movies/Music/Live Sporting events) for calendar year 1999 was approximately $35.0B.

E-gaming.

                  The Internet business proposition for e-gaming via the computer, interactive television sets or cellular phones and other portable devices, is in a formative stage of what will eventually be extensive development. At present, the industry is in its infancy with only a handful of entrepreneurial startups handling small-to-medium gaming transactions.

                  Traditional gaming companies are looking to the Internet as a new revenue model, avoiding domestic taxation, increasing the presence of their respective brand, and strengthening relationships with existing customers. Internet gaming may not only be restricted to gaming companies, major media enterprises (Viacom, Time Warner, etc.) could also expand their product offerings with Internet gaming and find new and important revenue streams for the fully amortized intellectual property in their possession.

                  AT&T's Excite@home, AOL Time Warner's RoadRunner, DBS, and the Telco's are bringing the bandwidth to the home. Major media players, entertainment and gambling companies are becoming part of the gaming landscape. InnerG believes that there is still and will continue to be substantial demand for at-home gaming via the WWW. As long as the demand exists, and can be cost-effectively reached, InnerG companies (large and small) will attempt to supply the demand.

                  Outside of the United States, in-home gaming is becoming very accepted, jurisdictional issues are being resolved, regulatory procedures are being instituted, and major capital markets are beginning to open.
                  In the next phase, InnerG believes that major telecommunications, entertainment, and technology companies will become major players in the e-gaming industry.

Branding.

                  InnerG intends to establish an attractive, highly marketable brand name and image for all of the Company's intended products and services:

                  (a) Critical to InnerG's success is a brand name and positioning that captures a high level of media and consumer attention for their licensed products.
                  (b) A product descriptor that clearly states what is InnerG's core business and service disciplines for all of the InnerG licensed services.
                  (c) All branding efforts must have the potential to become a valuable license and merchandise property on it's own (i.e., AOL, Nike, Trump, etc).

                  Branding guarantees the ability to establish a 'personality' and 'character' for each product to distinguish and differentiate itself from the competition (i.e. PetShop.com (hand puppet), Nike (swoosh), McDonalds (golden arches). This will become a critical element is communicating the value proposition on each and every portal product the Company elects to bring to market with InnerG software.

Revenue Model.

                  InnerG will derive revenues from primarily three revenue streams:

                  (a) The first revenue stream is made up of InnerG software licensing. The Company will sell both total packaged solutions as well as individual games to its clients. Any additional games that are added as part of the InnerG suite, will be charged separately. The Company will not collect any royalties from the client's operations and its profits.
                  (b) The second revenue stream is from the maintenance and consulting services that InnerG will provide to its clients. A maintenance agreement will be in place at the time of the license sales and will cover any general upgrades, bug fixes, customer services, etc.
                  (c) The third revenue stream will be from licensing the motion advertising technology. InnerG will develop and deploy the next generation advertising and will distribute the technology both separately as well as part of the overall package.

Costs.

                  InnerG and the Company will incur the majority of costs during the first 18 months of operations in the following categories:

                  (a) Product Development - Approximately $3 million will be required and utilized towards product development. These costs will be towards developer's salaries, outsourcing partner charges and hardware purchases. InnerG intends to integrate both internal development efforts and outside technology partners efforts to deliver applications rapidly.
                  (b) Sales & Marketing - InnerG will conduct a very focused, targeted sales and marketing campaign and will be required and spend $1 million in the next 18 months towards this activity. The larger portion of this expense will come from the revenues that it generates.
                  (c) Operations and G&A Expenses - This category includes setting up of the development environment including all of the necessary hardware and software, staffing, etc.

Competition.

                  The Company's believe that there are about forty (40) different gaming solutions providers in the world with over seven hundred (700) casino operations. While there is a continuous growth in the population of these companies, four (4) companies have established their dominance in the market. These are Boss Media from Sweden, Starnet Solutions from Canada, Cryptologic, also from Canada and Microgaming from South Africa. In addition there is competition from companies delivering sportsbook, bingo and pari-mutuel wagering solutions.

                  The Company faces intense competition in every facet of business. The following companies are competitors in the area of Internet gaming software: MicroGaming Systems, Inc., Cryptologic, Inc., Boss Media AB, Casinobuilder.com, and StarNet. All of these companies have substantially greater assets and resources than the Company does. Their ability to market their products is greater. In addition, their software programs offer a more expansive collection of casino games. These companies have established distribution networks. In contrast, the Company is beginning the marketing of products and services and has limited assets or resources at this time to compete with large companies.

                  The Company anticipates that strategic competition will become more intense as new companies enter the internet gaming software market. To remain competitive, the Company may have to reduce the anticipated cost of its products and services, which may negatively affect our potential profitability or lead to additional losses.

                  The Company believes that potential new competitors, including large interactive and online software companies, media companies, and electronic gaming companies, such as Sega and Sony, may increase their focus on the interactive wagering market.

                  The Company also anticipates that significant overseas competition will emerge. This may eventually result in additional competition as these overseas competitors expand.

                  While the online gaming industry was considered to be at a little over $1B market in calendar year ending 1999, there is no clear dominance of the market by one company with other industry verticals. This is attributed to the fact that almost all of the companies are offering a commodity product with little or no differentiation. None of these companies are believed to have a consumer profile strategy that is built into the InnerG business model to create a consumer specific experience.

                  Technology utilization is considered another factor attributing to the lack of dominance. InnerG intends to develop a product/services package for its' clients that will cater to the unique needs of the customers to generate full customer satisfaction.

                  Overall, the Company believes that the industry is in it's infancy with a tremendous growth opportunity ahead. The Company intends for InnerG to leverage the initial market potential, by deploying considerable technology improvements with a broader product array in order to establish a strong, leadership position in this industry.

                  The future is changing rapidly with the entrance of well-capitalized branded entities in the e-gaming business. Well- financed companies will consolidate the Internet gaming industry with:

                  (a)      Improved technology
                  (b)      Creation of new generation entertainment sites
                  (c)      Large amounts of capital
                  (d)      Significant branded properties

Regulation.

                  Jurisdictional regulation of Internet gaming is the process whereby Governments (jurisdictions) through law and licensing, control the fair and equitable operation of gaming businesses. Jurisdictional regulation provides a confirmation to the Internet gambler, that the games originating from that jurisdiction are fair, and operated by responsible business people. The Company continues to support activities that protect both the consumer and the operator of such businesses.

                  The Company does not operate Internet casinos and therefore is not subject to any governmental regulation regarding Internet gaming. Nonetheless, because its business is dependent upon sales of its products and services to Internet casinos, its revenues may be negatively affected due to regulation of the Internet gaming business. While the Company intends to concentrate marketing efforts upon the Australian, Caribbean, European and African gaming markets, that permit Internet gaming, international, federal, state and local laws may be imposed at any time. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition. The Company monitors the changes in any laws regarding Internet gaming. Should Internet gaming be declared illegal in certain jurisdictions, the Company contemplates doing business in, and/or there is a materially adverse effect upon business due to such declared illegality, may be forced to change its business plan.

                  The Company's management remains concerned about the continued interest by federal and state lawmakers to prohibit Internet gambling. If Internet gambling is prohibited, interest in our products and services will diminish. On November 19, 1999, the United States Senate passed S. 692, called the Internet Gambling Prohibition Act. On July 17, 1999, the U.S. House of Representatives failed to pass H.R. 3125, the U.S. House of Representative's version of the Senate Bill S. 692. Passage of such a gambling prohibition law would prohibit all Internet gambling sites from soliciting or collecting wagers from bettors in the United States or that solicits or collects wagers from bettors in the United States.

                  The Company's policy is to provide software products only to casino operators who hold a license or demonstrate that they have a license pending.

Business Strategy.

                  The initial InnerG business model is defined by the delivery of proprietary gaming software that will be created for use in two product distribution categories:

Technology.

                  Each high-end consumer target for InnerG's products and services will generally be equipped with reasonably sophisticated hardware technology. Some will have access to high bandwidth online connections, but most will be ill-equipped with the technical know-how and tools to effectively navigate a complex maze of gaming options that can be thrust upon them.

                  Utilizing advanced digital compression technology and taking advantage of high bandwidth capabilities, InnerG's content will contain:

                  (a) Real time video experiences through high speed playback of video graphics.
                  (b) High quality audio presentations using MP3 compression technology.
                  (c)      High resolution graphics.
                  (d)      Employment of Shockwave technology.
                  (e)      Learnout and Hauspie Voice Activation
                           technology.
                  (f)      State-of-the-Art Artificial Intelligence

Customer Care.

                  InnerG intends to deliver the first 'personal' and 'knowledgeable' high-end online product and proprietary license services. Most important, InnerG will bring unparalleled customer care to the entire gaming community:

                  (a) Unparalleled in that it is virtually non-existent in today's Internet gaming universe (based on the traditional definition of what customer care is from the consumer perspective).
                  (b) Being able to program individual agents that will exist within the customer's environment, enabling InnerG to access the individual customer profile and monitor that consumer's activity on the Internet to 'learn' and 'service' the consumers gaming preferences.
                  (c) Through InnerG product suite, allows a more rewarding gaming experience for the consumer to enjoy repeat visits to the site.

                  The customer care discipline is a very important aspect of the overall InnerG business model and the Company believes that it must be designed and delivered with the utmost care and comprehension to generate loyalty and positive word-of-mouth.


Item 2.           Description of Property.
                  -----------------------

                  The Company presently occupies executive office space at 1800 Century Park East, Suite 600, Los Angeles, California 90067. Said space is provided pursuant to a rental agreement by HQ Global Workplaces on a month-to-month basis at $225.00 per month. InnerG maintains a development location at 300 N. Washington Street, Falls Church, Virginia 22046. InnerG's phone numbers are (703) 538-1550; Fax No. (703) 538-1569.

                  The Company has no properties and at this time has no agreements to acquire any properties.


Item 3.           Legal Proceedings.
                  -----------------

                  There is no litigation pending or threatened by or against the Company.

Item 4.           Submission of Matter to Vote of Security Holders.
                  ------------------------------------------------
                  There has been no matters submitted to the Company's security holders.


Item 5.           Market for Common Company Equity and Related
                  --------------------------------------------
                  Stockholder Matter.
                  ------------------

                  (a) Market Price. The Company's Common Stock is not quoted at the present time.

                  There is no trading market for the Company's Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company has requested a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board Systems or published, in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheets." The application is currently pending.

                  The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the trans action. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

                  For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

                  For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

                  There can be no assurances that, the Company will qualify its securities for any listings or listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing, if listed. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

                  (b)  Holders.

                  There are twenty seven (27) holders of the Company's Common Stock. On December 11, 1996, the Company issued 650,000, as adjusted for a forward stock split of its Common Shares for cash. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with exemptions from registration under the Securities Act of 1933, as amended.

                  The Company issued 8,500,000 shares of Common Stock on October 25, 2000, pursuant to a Plan and Agreement of Reorganization in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

                  All of the shares of Common Stock of the Company issued pursuant to the Plan and Agreement of Reorganization had been issued to Morgan & Lynch, Inc., for investment purposes in a "private transaction" and are "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended, and shares may not be offered for public sale except under Rule 144, or otherwise, pursuant to said Act.

                  The Company issued 2,000,000 shares of Common Stock on November 8, 2000, to Netstat Holding, Ltd. of the British Virgin Islands pursuant to a Stock Purchase Agreement in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S, and said shares may not be offered for sale in the United States unless registered or except pursuant to a transaction exempt from registration under said Act.

                  As of the date of this registration statement, all of the issued and outstanding shares of the Company's Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circum stances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

                  In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the company or an affiliate of the company in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

         (1) Current public information must be available about the company unless sales are limited to those made by nonaffiliates after two years.

         (2) When restricted securities are sold, generally there must be a one-year holding period.

         (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non- affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

         (4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

         (5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

         (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in
                  (5) above.

              (c)          Dividends.

                  The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Item 6.           Management's Discussion and Analysis or Plan of
                  Operation

                  The Company is currently still in the process of developing its Internet based interactive entertainment software to create online casinos, sports betting, sports pools, bingo and wagering products. The Company does not anticipate any revenues from product sales until towards the end of the second quarter of calendar year 2001 or the third quarter of calendar year 2001.

                  Since the Company has had no revenues or earnings from operations, with no significant assets and limited financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of sales of its products. This may result in the

Company incurring a net operating loss which will increase conti nuously until the Company can operate profitably.

Item 7.           Financial Statements.
                  --------------------


              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


                                TABLE OF CONTENTS





                                                                        PAGE (S)

Report of Independent Auditors                                             1

Consolidated Balance Sheet                                                 2

Consolidated Statement of Operations                                       3

Consolidated Statement of Changes in Stockholders' Equity                  4

Consolidated Statement of Cash Flows                                       5

Notes to Financial Statements                                        6  - 13

                         JOSEFINA C. DE LA CRUZ, C.P.A.
                           A PROFESSIONAL CORPORATION


Josefina C. De la Cruz, CPA
Rebecca Q. Masinsin, CPA                    2700 N Main Street, Suite 900 Sheryl
T. Tacto, CPA                                                Santa Ana, CA 92705
Timothy Vo, CPA                                         Tel. No.  (714) 558-8703
Marissa B. Zacarias, IT Manager                          Fax No.  (714) 558-7940


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Creative Technologies Holdings, Inc.
Carson City, Nevada

We have audited the accompanying consolidated balance sheet of Creative Technologies Holdings Inc., (a Development Stage Company) and Subsidiaries as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Technologies Holdings Inc. (a Development Stage Company) and Subsidiaries as of December 31, 2000 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company and subsidiaries have no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Josefina C. de la Cruz, CPA
A Professional Corporation

February 17, 2001



--------------------------------------------------------------------------------
           MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                               SEC PRACTICE GROUP
               CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                               TAX PRACTICE GROUP

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSETS
         Cash                                                       $    68,338
         Advances to employees                                           16,874
         Prepaid expenses                                                77,928
                                                                    -----------

         Total Current Assets                                           163,140
                                                                    -----------

PROPERTY AND EQUIPMENT , NET (NOTE 3)                                   383,245
                                                                    -----------

OTHER ASSETS
         Other  receivables (Note 4)                                    132,115
         Deposits                                                        12,988
                                                                    -----------

         Total Other Assets                                             145,103
                                                                    -----------

TOTAL ASSETS                                                        $   691,488
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                           $   437,197
         Payroll taxes payable                                           30,192
         Advances from officers (Note 5)                                 24,750
         Accrued liabilities                                             18,840
         Loan payable (Note 6)                                           50,000
         Notes payable (Note 7)                                         586,467
         Capital lease payable - current portion (Note 8)                 2,681
                                                                    -----------

         Total Current Liabilities                                    1,150,127

LONG-TERM LIABILITIES
         Capital lease payable (Note 8)                                   6,646
                                                                    -----------

TOTAL LIABILITIES                                                     1,156,773
                                                                    -----------

MINORITY INTERESTS (NOTE 9)                                            (346,195)
                                                                    -----------

STOCKHOLDERS' EQUITY (NOTE 10)
         Common Stock,par value $0.001; 125,000,000 shares
            authorized; 12,600,000 shares issued and outstanding         12,600
         Paid-in Capital                                                989,500
         Accumulated Deficit                                         (1,121,190)
                                                                    -----------

         Total Stockholders' Equity                                    (119,090)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   691,488
                                                                    ===========


          See accompanying notes to consolidated financial statements.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000


REVENUE                                                            $       --
                                                                   ------------

EXPENSES

        General , Administrative and Selling Expenses                 1,386,755
        Development Expenses                                            114,796
        Depreciation and Amortization (Note 3)                           17,981
                                                                   ------------

        TOTAL EXPENSES                                                1,519,532
                                                                   ------------

NET OPERATING LOSS                                                   (1,519,532)

INTEREST INCOME                                                             597
                                                                   ------------

NET LOSS BEFORE MINORITY INTERESTS                                   (1,518,935)

MINORITY INTERESTS' SHARE OF LOSS                                       400,195
                                                                   ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $ (1,118,740)
                                                                   ============

NET LOSS PER COMMON SHARE

        BASIC                                                      $     0.0887
                                                                   ============
        DILUTED                                                    $     0.0887
                                                                   ============

WEIGHTED AVERAGE SHARES OUTSTANDING

        BASIC                                                        12,600,000
                                                                   ============
        DILUTED                                                      12,600,000
                                                                   ============


           See accompanying notes to consolidated financial statements

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2000




                                                                                   Additional                            Total
                                        Common Stock                   Paid-in     Accumulated    Stockholders'
                                            Shares        Amount       Capital       Deficit         Equity
                                        ------------   -----------   -----------   -----------    -------------

Balances,  January 1, 2000                 2,100,000   $     2,100   $      --     $    (2,450)   $      (350)

Issuance of 8,500,000 shares of
       common stock in exchange
       for 500,000 common shares of
       a Subsidiary on October 25,2000     8,500,000         8,500       491,500          --          500,000


Issuance of 2,000,000 shares in
       exchange for cancellation of
       $500,000 debt on
       November 8, 2000                    2,000,000         2,000       498,000          --          500,000

Net loss for the year ended
       December 31, 2000                        --            --            --      (1,118,740)    (1,118,740)
                                         -----------   -----------   -----------   -----------    -----------

Balances, December 31, 2000               12,600,000   $    12,600   $   989,500   $(1,121,190)   $  (119,090)
                                         ===========   ===========   ===========    ==========    ===========


           See accompanying notes to consolidated financial statement

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES

          Net loss                                              $(1,118,740)
          Adjustment to reconcile net loss to net cash used
          in operating activities
               Depreciation and amortization                         17,981
               Minority interests in net loss of subsidiaries      (400,195)
               Decrease (increase) in:
                     Advances to employees                          (16,874)
                     Prepaid expenses                               (77,928)
                     Other receivables                              (30,000)
               Increase (decrease) in:
                     Accounts payable                               498,197
                     Accrued liabilities                             11,840
                     Advances from officers                          24,400
                     Payroll taxes payable                           30,192
                                                                -----------

          Net Cash Used in Operating Activities                  (1,061,127)
                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES

          Principal payments on notes payable                        (5,833)
          Increase in deposits                                      (12,988)
          Principal payments on capital lease                          (668)
          Purchase of property and equipment                       (356,231)
                                                                -----------

          Net Cash Used in Investing Activities                    (375,720)
                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES

          Increase in notes receivable                             (102,115)
          Issuance of notes payable                               1,057,300
          Proceeds from line of credit                               50,000
          Proceeds from issuance of common stock                    500,000
                                                                -----------

          Net Cash Provided by Financing Activities               1,505,185
                                                                -----------

NET INCREASE IN CASH                                                 68,338

CASH, BEGINNING OF PERIOD                                              --
                                                                -----------

CASH, END OF PERIOD                                             $    68,338
                                                                ===========


          See accompanying notes to consolidated financial statements.

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 1 -  ORGANIZATION HISTORY AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements include the accounts of Creative Technologies Holdings Inc. (CTHI), formerly Morning Splendor Management, Inc. and is Subsidiaries, Creative Technology & Interactive Entertainment Group, Inc. (CTIEGI) and Creative Technology & Entertainment Group, Inc. (CTEGI) collectively referred to as "the Company". CTIEGI is 100% owned Subsidiary and CTEGI is a 70% subsidiary of CTIEGI.

          Creative Technologies Holdings Inc. was incorporated as Morning Splendor Management, Inc. on December 6, 1996 under the laws of the State of Nevada to engage in any lawful activity, including but not limited to selected mergers and acquisitions. The Company has been in the developmental stage since inception. Other than issuing shares, the Company has no operating history and revenue.

          Creative Technology and Interactive Entertainment Group, Inc. (CTIEGI) was incorporated on June 26, 2000 under the laws of the State of Nevada. Other than the issuance of stock to its original shareholders, and acquisition of about 70% of CTEGI, a development stage company, it has no operations and revenues as of December 31, 2000.

          Creative Technology and Entertainment Group, Inc. (CTEGI) was incorporated under the laws of the State of Nevada on May 19, 2000 for the purpose of developing online gaming and interactive entertainment software. CTEGI is a development stage company and as such has no revenues or earnings from operations.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Consolidation Policy

                  The consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings of companies 50% or less.

          Method of Accounting

                  The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


         Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

                  The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents for purpose of reporting cash flows.

         Property, Plant and Equipment

                  Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, less residual value where appropriate as follows:


                    Software                     3 years
                    Office Equipment             5 years
                    Furniture and Fixtures       7 years
                    Leasehold Improvements       5 years or remaining term of
                                                   lease, whichever is shorter

         Income Taxes

                  Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Reporting on Costs of Start-Up Activities

                  Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" provides guidance on the financial reporting of start-up and organization costs. It requires most costs of start-up activities and organization costs to be expended as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

               CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



         Research and Development Costs

                  In accordance with Statement of Financial Accounting Standards No. 2 (SFAS 2), "Accounting for Research and Development Costs," all research and development (R&D) costs are expensed when they are incurred. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.


         Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31,2000, the Company had no dilutive common stock such as stock options.


         Year End

                  The Company has selected December 31 as its year-end.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment as of December 31, 2000 consist of the following:

               Office equipment               $ 262,076
               Software                          50,387
               Furniture and fixture             57,731
               Leasehold improvements            31,032
                                              ---------

               Total property and equipment     401,226
               Accumulated depreciation         (17,981)
                                              ---------

               Property and equipment, net    $ 383,245
                                              =========

Depreciation and amortization expense for the year ended December 31, 2000 amounted to $17,981.

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 4 - OTHER RECEIVABLES

         Other receivables consist of a refund receivable from a vendor for $30,000 and advances to a non-related company for $102,115.


NOTE 5 - ADVANCES FROM OFFICERS

         An officer of the Company has advanced funds on behalf of the Company to pay for costs incurred while in the process of seeking investors. These funds are interest free. As of December 31, 2000, advances from officers amounted to $24,750.


NOTE 6 - LOAN PAYABLE

         The Company has a $50,000 promissory note payable on demand in the form of a line of credit with a financial institution. The line carries a variable rate of interest at the Wall Street Journal prime rate plus 1.00% per annum (10.5% at December 31, 2000). Monthly payment requirements on the line consist of accrued interest only. As of December 31, 2000, the Company owed $50,000 against the credit line.


NOTE 7 - NOTES PAYABLE

         Investors owning over 5% equity of CTHI have advanced funds to the Company for its development operations. Notes payable, related to these advances amount to $557,300 at December 31, 2000. The notes are payable on demand and non-interest bearing.

         Notes payable also includes a non-interest bearing note amounting to $29,167 relating to purchase of property.

NOTE 8 - CAPITAL LEASE PAYABLE

         Included under office equipment is a capital lease expiring in October 2003. Leased property under capital lease obligation as of December 31,2000 consists of the following:

               Office equipment           $ 9,995
               Accumulated depreciation      (333)
                                          -------

                                          $ 9,662
                                          =======

         The asset is depreciated over its estimated useful life of 5 years. Depreciation of leased property under capital lease amounted to $333 for the year ended December 31, 2000.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



         Capital lease obligations at December 31, 2000 consist of the following:

               Total capital lease payable                  $ 9,327
               Current portion of capital lease payable      (2,681)
                                                            -------

               Long-term portion of capital lease payable   $ 6,646
                                                            =======

Maturities under the capital lease up to the end of the lease term are as follows:

               2001                                     $4,188
               2002                                      4,188
               2003                                      3,490

NOTE 9 - MINORITY INTERESTS

         Minority interests in CTEGI is 26.7% as of December 31, 2000. Minority interests consist of the following:

               5,333,334 shares of common stock,
                  par value $.01                     $  53,334
               Paid -in capital                            666
               Minority interests share of deficit    (400,195)
                                                     ---------
               Total Minority Interests              $(346,195)
                                                     =========


NOTE 10 - STOCKHOLDERS' EQUITY

         The authorized common stock of CTHI consists of 25,000,000 shares with a par value of $0.001 of which 12,600,000 common shares are issued and outstanding at December 31, 2000.

         On December 6, 1996, CTHI issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

         On November 29, 1999, the State of Nevada approved the restated Articles of Incorporation of CTHI that increased its capitalization from 25,000 shares to 25,000,000 shares of common stock. The par value of its common stock was changed to $0.001.

               CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



         On November 29, 1999, CTHI forward split its common stock 100:1; thus increasing the number of outstanding shares of common stock from 21,000 shares to 2,100,000 shares.

         On August 31, 2000, CTIEGI issued 500,000 shares of its $0.001 par value common stock in consideration of $500,000 cash. These shares were exchanged for CTHI shares under a plan and agreement of reorganization with CTIEGI and Morgan & Lynch, Inc. (MLI) on October 25, 2000. Under the plan, the Company issued 8,500,000 shares of its common stock to MLI in exchange for MLI's ownership of 500,000 share of common stock of CTIEGI.

         On November 8, 2000, the Company entered into a stock purchase agreement with Netsat Holdings, Limited (NHL), a foreign corporation. Pursuant to the agreement, the Company issued 2,000,000 shares of its common stock in exchange for cancellation of $500,000 debt to NHL.

         The issued and outstanding shares of 12,600,000 common shares at December 31, 2000 consist of the following shares:

               Regulation S shares                    2,000,000
               Other Restricted Shares                9,950,000
               Free Trading Shares                      650,000
                                                     ----------
                             Total                   12,600,000
                                                     ==========

NOTE 11 - INCOME TAXES

         There is no provision for federal income taxes for the year ended December 31, 2000 due to the net loss sustained during the period. No state income tax provision was made because in Nevada, the state of the Company's domicile and operations, taxes on income are not imposed.

         The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made as to the utilization of net operating loss carry forward, to the extent of any tax benefit that net operating losses may generate.

               CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


         The Company's total deferred tax assets as of December 31, 2000 is as follows:

               Net operating loss carry forward               $ 1,521,383
                                                              ===========

               Current tax asset value of net operating
                      loss carry forwards at statutory rate   $   228,207
               Valuation allowance                               (228,207)
                                                              -----------

               Net deferred tax (asset) liability             $      --
                                                              ===========

               Current Income Tax Expense                     $      --
                                                              ===========

               Deferred Income Tax Expense (Benefit)          $      --
                                                              ===========


NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         There were no cash payments made for income taxes for the year ended December 31, 2000. Cash payments for interest during the year amounted to $945.

         The Company's non-cash investing and financing activities during the year include,

         a) Issuance of 2,000,000 shares of common stock for cancellation of $500,000 debt

         b) Issuance of $5,333,334 shares of common stock to minority interest shareholders in exchange for services amounting to $53,333.

         c)   Purchase of $9,995 office equipment under capital lease.

         d) Issuance of a note for the purchase of office furniture amounting to $35,000.


NOTE 13 - COMMITMENTS

         The Company leases its corporate headquarters under an operating lease expiring in December 2001. Minimum lease commitments for the next year is as follows:

                     2001                        $ 77,928
                                                 ========


Rent expense for the year ended December 31, 2000 amounted to $68,607.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 14 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues to cover its development and operating costs and to allow it to continue as a going concern. Current sources of funds for development costs of the Company are periodic funding of and advances from its investors. Funding from investors, however, have been set for a specified period and amount, and after such period expires, the Company's only source of funds would be additional advances from its investors if it continues to have no source of revenues.

Item 8.           Changes in and Disagreements with Accountants on
                  ------------------------------------------------
                  Accounting and Financial Disclosure.
                  -----------------------------------

                  On January 27, 2001, Barry L. Friedman, 1582 Tulita Drive Las Vegas, Nevada 89127, the principal accountant which had previously been engaged to audit Registrant's financial statements, died. Josefina C. de la Cruz, CPA, 2700 North Main Street, Suite 900, Santa Ana, CA 92705 has been engaged to audit Registrant's financial statements for the fiscal year ended December 31, 2001. Josefina C. de la Cruz had been the independent auditor for Creative Technology & Interactive Entertainment Group, Inc. prior to the closing which occurred on October 31, 2000.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                  The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the direc tors and executive officers of the Company is as follows:

                  Name                                     Position
                  ----                                     --------
          Moises Villanueva                        President/Treasurer/
          6766 Ayala Avenue                        Director
          28th Floor
          Makati City, Philippines

          Valentino Guzman                         Secretary/Director
          6766 Ayala Avenue
          28th Floor
          Makati City, Philippines

          Chris Albornoz                           Director
          9046 Hayvenhurst Avenue
          North Hills, CA 91343

The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Company are as follows:

                  Moises Villanueva

                  Moises Villanueva is the President, Treasurer and a Director of the Company. From December 1998 to the present Mr. Villanueva has been a Tax Manager at Laya Manghaya & Co. (KPMG). From October 1997 to December 1998 Mr. Villanueva was a Senior Manager at Joaquin Cunanan & Co. (Pricewaterhousecoopers). From January 1996 through October 1997 Mr. Villanueva was a Tax Parner at Diaz Murill Dalupan (Deloitte Touche Tohmatsu International). Mr. Villanueva prepares replies to clients' queries on various tax issues affecting their business operations, undertakes corporate registration for multinational corporations and investors as mandated by the Securities and Exchange Commission, and assists in the post-SEC registrations with other governmental agencies. He makes researches, industry profile review for clients and potential investors, devises tax planning schemes, tax efficient structures in order to maximize tax savings and handles tax assessment cases, claims for refunds, tax ruling with the Bureau of Internal Revenue and other governmental agencies.

                  Valentino Guzman

                  Valentino Guzman is the Secretary and a Director of the Company. From 1999 to the present, Mr. Guzman is a Senior Partner of Guzman and Tanedo Law Offices. He has wide experience in litigating corporate, criminal, civil and administrative cases in the Philippines. From 1997 to 1999, Mr. Guzman was litigation supervisor and junior partner at Medel, Macam, Tolentino, Pineda and Larcia Law Offices.


                  Chris Albornoz

                  Chris Albornoz is a Director of the Company. From April 1996 to February 1996 Mr. Albornoz was Manger Systems Operations for Leslies Poolmart. He was responsible for all Corporate Computer Systems, the Data Center and all networking and telecommunications facilities.

                  The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

                  There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

                  The Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.


Item 10.          Executive Compensation.
                  ----------------------

                  None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors. As of the date of this registration statement, none of the directors are accruing any compensation pursuant to any agreement with the Company.

                  No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


Item 11.          Security Ownership of Certain Beneficial Owners
                  -----------------------------------------------
                  and Management.
                  --------------

                  (a)      Security Ownership of Certain Beneficial Owners.

                  The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

                                  Name and             Amount and
                                 Address of             Nature of
                                 Beneficial             Beneficial    Percent
Title of Class                     Owner                  Owner       of Class
--------------------------------------------------------------------------------

Common                     Morgan & Lynch, Inc.         8,500,000     67.46%
                           1900 Avenue of the Stars
                           Suite 1635
                           Los Angeles, CA 90067

Common                     Netsat Holdings Ltd.         2,000,000     15.87%
                                 Wickhams Cay 1
                           P.O. Box 362
                           Road Town, Tortola
                           British Virgin Islands

Common                     Moises Villanueva                 0            0%
                           6766 Ayala Avenue
                           28th Floor
                           Makati City, Philippines

Common                     Valentino Guzman                  0            0%
                           6766 Ayala Avenue
                           28th Floor
                           Makati City, Philippines

Common                     Chris Albornoz                    0            0%
                           9046 Hayvenhurst Avenue
                           North Hills, CA 91343

                  The total of the Company's outstanding Common Shares are held by 27 persons and/or entities.

                  (b)      Security Ownership of Management.

                  The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

                                  Name and             Amount and
                                 Address of             Nature of
                                 Beneficial             Beneficial    Percent
Title of Class                     Owner                  Owner       of Class
--------------------------------------------------------------------------------

Common                     Morgan & Lynch, Inc.         8,500,000     67.46%
                           1900 Avenue of the Stars
                           Suite 1635
                           Los Angeles, CA 90067

Common                     Netsat Holdings Ltd.         2,000,000     15.87%
                           Wickhams Cay 1
                           P.O. Box 362
                           Road Town, Tortola
                           British Virgin Islands

Common                     Moises Villanueva                 0            0%
                           6766 Ayala Avenue
                           28th Floor
                           Makati City, Philippines

Common                     Valentino Guzman                  0            0%
                           6766 Ayala Avenue
                           28th Floor
                           Makati City, Philippines

Common                     Chris Albornoz                    0            0%
                           9046 Hayvenhurst Avenue
                           North Hills, CA 91343


Item 12.          Certain Relationships and Related Transactions.
                  ----------------------------------------------

                  There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.


Item 13.          Exhibits and Reports on Form 8-K.
                  --------------------------------

                  There are no reports on Form 8-K incorporated herein by reference.

                  The following documents are filed as part of this report:

                  (1)      Financial Statements
                  (23.1)   Consent of Josephina De La Cruz, CPA

                                   SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the under signed, thereunto duly authorized.

Date: April 16, 2001          CREATIVE TECHNOLOGIES HOLDINGS INC.


                              By: /s/ Moises Villanueva
                                  -------------------------------
                                  Moises Villanueva
                                  President/Treasurer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2001         CREATIVE TECHNOLOGIES HOLDINGS INC.


                              By: /s/ Moises Villanueva
                                  -------------------------------
                                  Moises Villanueva
                                  President/Treasurer

                              By: /s/ Valentino Guzman
                                  -------------------------------
                                  Valentino Guzman
                                  Secretary

                              By: /s/ Chris Albornoz
                                  -------------------------------
                                  Chris Albornoz
                                  Director