Form 10QSB
period 2001-03-31
CREATIVE TECHNOLOGIES HOLDINGS INC
filed 2001-07-24
CIK 1096652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM TO .

COMMISSION FILE NUMBER 0-29369

CREATIVE TECHNOLOGIES HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Nevada	88-0409146

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Avenue of the Stars, Suite 600 Los Angeles, California	90067

(Address of principal executive offices)	(Zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At March 31, 2001, there were outstanding 12,600,000 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART I

FINANCIAL INFORMATION

     Item I. Financial Statements

CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

TABLE OF CONTENTS

PAGE(S)

ACCOUNTANT’S REVIEW REPORT	3

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet	4

Statement of Operations	5

Statement of Changes in Stockholders’ Equity	6

Statement of Cash Flows	7

Notes to Financial Statements	8 — 14

SUPPLEMENTARY INFORMATION

Schedule of General, Administrative and Development Expenses	15

[JOSEFINA C. DE LA CRUZ, C.P.A. LETTERHEAD]

ACCOUNTANT’S REVIEW REPORT

To the Board of Directors
Creative Technologies Holdings, Inc. and Subsidiaries
Carson City, Nevada

We have reviewed the accompanying balance sheet of Creative Technologies Holdings, Inc. and Subsidiaries (Development Stage Companies), as of March 31, 2001 and the related statements of operations, changes in stockholders’ equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Creative Technologies Holdings, Inc. and Subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedule of general, administrative and development expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to it.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation

June 28, 2001

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED BALANCE SHEET
March 31, 2001

ASSETS

CURRENT ASSETS

Cash	$15,347

Advances to employees	26,753

Prepaid expenses	12,988

Total current assets	55,088

PROPERTY AND EQUIPMENT , NET (NOTE 3)	397,065

OTHER ASSETS

Receivables — others (Note 4)	269,520

Deposits	77,928

Total other assets	347,448

TOTAL ASSETS	$799,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$605,054

Payroll taxes payable	39,941

Due to Investors (Note 5)	1,561,692

Accrued salaries payable	73,960

Loan payable (Note 6)	50,000

Notes payable (Note 7)	11,667

Capital lease payable — current portion (Note 8)	3,021

Total current liabilities	2,345,335

LONG-TERM LIABILITIES
Capital lease payable (Note 8)	5,847

TOTAL LIABILITIES	2,351,182

MINORITY INTERESTS (Note 9)	(621,566)

STOCKHOLDERS’ EQUITY (Note 10)

Common Stock, par value $0.001; 125,000,000 shares authorized; 12,600,000 shares issued and outstanding	12,600

Paid-in capital	989,500

Accumulated deficit	(1,932,115)

Total stockholders’ equity	(930,015)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$799,601

See accompanying notes and accountants’ review report.

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2001

REVENUE	$—

EXPENSES

General, Administrative and Development Expenses	1,066,159

Depreciation and Amortization (Note 3)	20,889

Total Expenses	1,087,048

NET OPERATING LOSS	(1,087,048)

INTEREST INCOME	753

NET LOSS BEFORE MINORITY INTERESTS	(1,086,295)

MINORITY INTERESTS’ SHARE OF LOSS	275,371

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(810,924)

NET LOSS PER COMMON SHARE

Basic	$0.0644

Diluted	$0.0644

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	12,600,000

Diluted	12,600,000

See accompanying notes and accountants’ review report.

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period January 1, 2000 to March 31, 2001

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, January 1, 2000	2,100,000	$2,100	$—	$(2,450)	$(350)

Issuance of 8,500,000 shares of common stock in exchange for 500,000 common shares of a Subsidiary on October 25, 2000	8,500,000	8,500	491,500	—	500,000

Issuance of 2,000,000 shares in exchange for cancellation of $500,000 debt on November 8, 2000	2,000,000	2,000	498,000	—	500,000

Net loss for the year ended December 31, 2000	—	—	—	(1,118,740)	(1,118,740)

Net loss for the three months ended March 31, 2001	—	—	—	(810,925)	(810,925)

Balances, March 31, 2001	12,600,000	$12,600	$989,500	$(1,932,115)	$(930,015)

See accompanying notes and accountants’ review report.

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$(810,925)

Adjustment to reconcile net loss to net cash used by operating activities

Depreciation and amortization		20,889

Minority interests in net loss of subsidiary		(275,371)

Decrease (increase) in:

Advances to employees		(10,379)

Other refund receivables		30,000

Increase (decrease) in:

Accounts payable		167,857

Accrued liabilities		55,120

Payroll taxes payable		9,749

	NET CASH USED

	BY OPERATING ACTIVITIES	(813,060)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment		(34,709)

Principal payments on capital lease		(459)

	NET CASH USED

	BY INVESTING ACTIVITIES	(35,168)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in notes receivable		(11,435)

Increase in loans to affiliates		(155,470)

Principal payments on note payable		(17,500)

Increase in notes payable		979,642

	NET CASH PROVIDED

	BY FINANCING ACTIVITIES	795,237

	NET DECREASE IN CASH	(52,991)

	CASH AT BEGINNING OF PERIOD	68,338

	CASH AT END OF PERIOD	$15,347

See accompanying notes and accountants’ review report.

CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 1 – ORGANIZATION HISTORY AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of Creative Technologies Holdings Inc. (CTHI), formerly Morning Splendor Management, Inc. and its Subsidiaries, Creative Technology & Interactive Entertainment Group, Inc. (CTIEGI) and Creative Technology & Entertainment Group, Inc. (CTEGI) collectively referred to as “the Company”. CTIEGI is 100% owned Subsidiary and CTEGI is 70% subsidiary of CTIEGI.

Creative Technologies Holdings Inc. was incorporated as Morning Splendor Management, Inc. on December 6, 1996 under the laws of the State of Nevada to engage in any lawful activity, including but not limited to selected mergers and acquisitions. The Company has been in the developmental stage since inception. Other than the acquisition of CTIEGI, a subsidiary, the Company has no operating history and revenue.

Creative Technology and Interactive Entertainment Group, Inc. (CTIEGI) was incorporated on June 26, 2000 under the laws of the State of Nevada. Other than the issuance of stock to its original shareholders, and acquisition of about 70% of CTEGI, a development stage company, it has no operations and revenues as of March 31, 2001.

Creative Technology and Entertainment Group, Inc. (CTEGI) was incorporated under the laws of the State of Nevada on May 19, 2000 for the purpose of developing online gaming and interactive entertainment software. CTEGI is a development stage company and as such has no revenues or earnings from operations.

NOTE 2 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

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

     Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Reporting on Costs of Start-Up Activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities” provides guidance on the financial reporting of start-up and organization costs. It requires most costs of start-up activities and organization costs to be expended as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company’s financial statements.

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

     Research and Development Costs

In accordance with Statement of Financial Accounting Standards No. 2 (SFAS 2), “Accounting for Research and Development Costs,” all research and development (R&D) costs are expensed when they are incurred. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.

     Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per Share.” Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31,2000, the Company had no dilutive common stock such as stock options.

     Year End

The Company has selected December 31 as its year-end.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

     Property and equipment as of March 31, 2001 consist of the following:

	CTHI	CTEGI	TOTAL

Office equipment	$2,731	$292,654	$295,385

Software	—	50,387	50,387

Furniture and fixtures	—	56,229	56,229

Leasehold improvements	—	31,032	31,032

Automobile	—	2,900	2,900

Total property and equipment	2,731	433,202	435,933

Accumulated depreciation	(152)	(38,716)	(38,868)

Property and equipment, net	$2,579	$394,486	$397,065

Depreciation and amortization expense for the three months ended March 31, 2001 amounted to $20,889.

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 4 – RECEIVABLES – OTHERS

Other receivables consist of funds due from other entities amounting to $269,520.

NOTE 5 – DUE TO INVESTORS

Investors owning over 5% equity of CTHI have advanced funds to the Company for its development operations. Notes payable, related to these advances amount to $1,561,962 at March 31, 2001. The notes are payable on demand and non-interest bearing.

NOTE 6 – LOAN PAYABLE

The Company has a $50,000 promissory note payable on demand in the form of a line of credit with a financial institution. The line carries a variable rate of interest at the Wall Street Journal prime rate plus 1.00% per annum (10.5% at March 31, 2001). Monthly payment requirements on the line consist of accrued interest only. As of March 31, 2001, the Company owed $50,000 against the credit line.

NOTE 7 – NOTES PAYABLE

Note payable represents the balance on a non-interest bearing note amounting to $11,667 relating to the purchase of furniture and fixtures.

NOTE 8 – CAPITAL LEASE PAYABLE

Included under office equipment is a capital lease expiring in October 2003. Leased property under capital lease obligation as of March 31,2001 consists of the following:

Office equipment	$9,995

Accumulated depreciation	(750)

$9,245

The asset is depreciated over its estimated useful life of 5 years. Depreciation of leased property under capital lease amounted to $500 for the three months ended March 31, 2001.

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

Capital lease obligations at March 31, 2001 consist of the following:

Total capital lease payable	$8,868

Current portion of capital lease payable	(3,021)

Long-term portion of capital lease payable	$5,847

NOTE 9 – MINORITY INTERESTS

Minority interests in CTEGI is 26.7% as of March 31, 2001. Minority interests consist of the following:

5,333,334 shares of common stock, par value $.01	$53,334

Paid-in capital	666

Minority interests’ share of deficit	(675,566)

Total Minority Interests	$(621,566)

NOTE 10 – STOCKHOLDERS’ EQUITY

The authorized common stock of CTHI consists of 25,000,000 shares with a par value of $0.001 of which 12,600,000 common shares are issued and outstanding at March 31, 2001.

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

On August 31, 2000, CTIEGI issued 500,000 shares of its $0.001 par value common stock in consideration of $500,000 cash. These shares were exchanged for CTHI shares under a plan and agreement of reorganization with CTIEGI and Morgan & Lynch, Inc. (MLI) on October 25, 2000. Under

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

the plan, the Company issued 8,500,000 shares of its common stock to MLI in exchange for MLI’s ownership of 500,000 share of common stock of CTIEGI.

On November 8, 2000, the Company entered into a stock purchase agreement with Netsat Holdings, Limited (NHL), a foreign corporation. Pursuant to the agreement, the Company issued 2,000,000 shares of its common stock in exchange for cancellation of $500,000 debt to NHL.

The issued and outstanding shares of 12,600,000 common shares at March 31, 2001 are as follows:

Regulation S shares	2,000,000

Other Restricted Shares	9,950,000

Free Trading Shares	650,000

Total	12,600,000

NOTE 11 — INCOME TAXES

There is no provision for federal income taxes for the year ended March 31, 2001 due to the net loss sustained during the period. No state income tax provision was made because in Nevada, the state of the Company's domicile and operations, taxes on income are not imposed.

The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made as to the utilization of net operating loss carry forward, to the extent of any tax benefit that net operating losses may generate

The Company’s total deferred tax assets as of March 31, 2001 is as follows:

Net operating loss carry forward	$2,607,678

Current tax asset value of net operating loss carry forwards at statutory rate	$391,152

Valuation allowance	(391,152)

Net deferred tax (asset) liability	$—

Current Income Tax Expense	$—

Deferred Income Tax Expense (Benefit)	$—

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 12 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

There were no cash payments made for income taxes for the three months ended March 31, 2001. Cash payments for interest during the year amounted to $5,160.00.

NOTE 13 — COMMITMENTS

The Company leases its corporate headquarters under an operating lease expiring in December 2001. The agreement does not provide for an option to extend the terms of the lease.

          Rent expense for the three months ended March 31, 2001 amounted to $38,964.

NOTE 14 — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues to cover its development and operating costs and to allow it to continue as a going concern. Current sources of funds for development costs of the Company are periodic funding of and advances from its investors. Funding from investors, however, have been set for a specified period and amount. The Company’s only source of funds would be additional advances from its investors if it continues to have no source of revenues.

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
SCHEDULE OF GENERAL DEVELOPMENT AND ADMINISTRATIVE EXPENSES
For the Three Months Ended March 31, 2001

Salaries & wages	$457,889

Professional fees	301,161

Travel & promotions	57,197

Payroll taxes	45,765

Rent	38,964

Service contract fees	33,000

Recruiting expenses	27,116

Telephone	26,409

Insurance	24,644

Office expenses	21,027

Computer expenses	18,723

Office supplies	6,074

Interest	5,160

Payroll administration	1,395

Postage & delivery	1,017

Dues and subscriptions	618

$1,066,159

See accountants’ review report.

Item II.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     All statements, trend analysis and other information contained in this Report relative to markets for the Company’s products and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as “believe,” “anticipate,” “expect,” “estimate,” “plan” and “intend” and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company’s actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Report.

(1)      Results of Operations

     The three months ended March 31, 2001 did not generate any revenues for the Company. In addition, the Company incurred general, administrative and development expenses in the amount of $1,066,159 for the three months ended March 31, 2001. A significant portion of this amount supported Creative Technology and Entertainment Group, Inc., a development stage company engaged in developing online gaming and interactive entertainment software. Creative Technology and Entertainment Group, Inc. has no revenues or earnings from operations.

     Net loss per share was at $0.0644 for the three months ended March 31, 2001.

(2)      Liquidity

     As of March 31, 2001, the Company had negative working capital. Investors owning more than five percent equity of the Company advanced funds to the Company for its development operations in the amount of $1,561,962. The Company plans to raise additional capital through a private placement. The additional capital will be used to provide financing necessary to advance the Company as a provider of interactive games through the Internet.

Item III.	Qualitative and Quantitative Disclosures About Market Risk.

     The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

     PART II

OTHER INFORMATION

Item 1 —	Legal Proceedings None

Item 2 —	Changes in the Rights of the Company’s Security Holders None

Item 3 —	Defaults by the Company on its Senior Securities None

Item 4 —	Submission of Matter to Vote of Security Holders None

Item 5 —	Other Information

(a)	Board Meetings.

     The board held two meetings during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

     The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish any audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company’s auditors and management may promote investor confidence in the integrity of the financial reporting process.

(b)	Committees.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) received from the auditors disclosures regarding the auditors’ Independents Standards Board Standard No. 1, as may be modified or supplemented.

     The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report for review.

Item 6 – Exhibits and Reports on Form 8-K

     The following exhibits are filed with this report:

(b)	No reports on Form 8-K were filed during the quarter for which the report is filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 24, 2001	CREATIVE TECHNOLOGIES HOLDINGS INC.

	By:	/s/ Moises Villanueva

Moises Villanueva President