Form 10QSB
period 2001-06-30
CREATIVE TECHNOLOGIES HOLDINGS INC
filed 2001-09-28
CIK 1096652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

                                                     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-29369

                      CREATIVE TECHNOLOGIES HOLDINGS, INC.
                      ------------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                                88-0409146
   ---------------------------------               --------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

1800 Avenue of the Stars, Suite 600
      Los Angeles, California                            90067
---------------------------------------                -------
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

         As of June 30, 2001, there were outstanding 14,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements


              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001


                                TABLE OF CONTENTS





                                                                       PAGE(S)
ACCOUNTANTS' REVIEW REPORT                                               1

CONSOLIDATED FINANCIAL STATEMENTS

         BALANCE SHEET                                                   2

         STATEMENTS OF OPERATIONS                                        3

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   4

         STATEMENTS OF CASH FLOWS                                        5

         NOTES TO FINANCIAL STATEMENTS                                   6 - 12

                         JOSEFINA C. DE LA CRUZ, C.P.A.
                           A Professional Corporation


Josefina C. De la Cruz, CPA                        2700 N Main Street, Suite 900
Rebecca Q. Masinsin, CPA                           Santa Ana, CA 92705
Timothy Vo, CPA                                    Tel. No.  (714) 558-8703
Marissa B. Zacarias, IT Manager                    Fax No.  (714) 558-7940
--------------------------------------------------------------------------------

                           ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
Creative Technologies Holdings, Inc. and Subsidiaries
Los Angeles, California

We have reviewed the accompanying consolidated balance sheet of Creative Technologies Holdings, Inc., and Subsidiaries (Development Stage Companies), as of June 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Creative Technologies Holdings, Inc. and Subsidiaries. The financial statements of Creative Technologies Holdings, Inc. as of June 30, 2000 and the period December 31, 1996 (inception) to June 30, 2000 were audited by other auditors whose report dated July 14, 2000, expressed an unqualified opinion on those financial statements.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has no established source of revenue, suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California

August 8, 2001

--------------------------------------------------------------------------------
           MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                               SEC PRACTICE GROUP
               CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                               TAX PRACTICE GROUP

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                  JUNE 30, 2001

                                     ASSETS

CURRENT ASSETS
         Cash                                                        $    27,837
         Advances to employees                                            17,179
         Prepaid expenses                                                 12,988
         Due from affiliates (Note 4)                                     92,465
                                                                     -----------

         Total current assets                                            150,469
                                                                     -----------

PROPERTY AND EQUIPMENT, NET (Note 3)                                     172,933
                                                                     -----------

OTHER ASSETS
         Deposits                                                         25,976
                                                                     -----------

         Total other assets                                               25,976
                                                                     -----------

TOTAL ASSETS                                                         $   349,378
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES (Note 5)
         Accounts payable                                            $   697,613
         Payroll taxes payable                                            10,741
         Loan payable (Note 6)                                            50,000
                                                                     -----------

         Total current liabilities                                       758,354

MINORITY INTERESTS (Note 8)                                             (720,378)
                                                                     -----------

STOCKHOLDERS' EQUITY (Note 9)
         Common stock,par value $0.001;  25,000,000 shares
            authorized; 14,200,000 shares issued and outstanding          14,200
         Paid-in capital                                               2,525,142
         Accumulated deficit                                          (2,227,940)
                                                                     -----------

         Total stockholders' equity                                      311,402
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   349,378
                                                                     ===========


             See accompanying notes and accountants' review report.

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  CUMULATIVE FROM
                                                   12/6/96 (DATE        FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                  OF INCEPTION) TO             ENDED                               ENDED
                                                   JUNE 30, 2001              JUNE 30                             JUNE 30
                                                  ---------------- -----------------------------      -----------------------------
                                                                       2001             2000              2001             2000
                                                                   ------------      -----------      ------------      -----------
REVENUE                                           $        --      $         --      $        --      $         --      $        --
                                                  -----------      ------------      -----------      ------------      -----------

EXPENSES

       General  and Administrative Expenses         2,680,540           251,153           65,812         1,291,335           65,812
       Development Expenses                           114,796                --               --                --               --
       Depreciation and Amortization (Note 3)          49,781            10,911               --            31,800               --
                                                  -----------      ------------      -----------      ------------      -----------

       TOTAL EXPENSES                               2,845,117           262,064           65,812         1,323,135           65,812
                                                  -----------      ------------      -----------      ------------      -----------

NET OPERATING LOSS                                 (2,845,117)         (262,064)         (65,812)       (1,323,135)         (65,812)

OTHER INCOME (EXPENSE)

       Interest Income                                  1,350                --               --               753               --
       Loss on Disposal of Assets (Note 7)           (158,551)         (158,551)              --          (158,551)              --
                                                  -----------      ------------      -----------      ------------      -----------

       TOTAL OTHER INCOME AND EXPENSES               (157,201)         (158,551)              --          (157,798)              --
                                                  -----------      ------------      -----------      ------------      -----------

NET LOSS BEFORE MINORITY INTERESTS                 (3,002,318)         (420,615)         (65,812)       (1,480,933)         (65,812)

MINORITY INTERESTS' SHARE OF LOSS                     774,378            98,812               --           374,183               --
                                                  -----------      ------------      -----------      ------------      -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        $(2,227,940)     $   (321,803)     $   (65,812)     $ (1,106,750)     $   (65,812)
                                                  ===========      ============      ===========      ============      ===========

NET LOSS PER COMMON SHARE

       BASIC                                                             ($0.03)          ($0.03)           ($0.09)          ($0.03)
                                                                   ============      ===========      ============      ===========
       DILUTED                                                           ($0.03)          ($0.03)           ($0.09)          ($0.03)
                                                                   ============      ===========      ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING

       BASIC                                                         12,600,000        2,100,000        12,600,000        2,100,000
                                                                   ============      ===========      ============      ===========
       DILUTED                                                       12,600,000        2,100,000        12,600,000        2,100,000
                                                                   ============      ===========      ============      ===========



             See accompanying notes and accountants' review report.

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
               FROM DECEMBER 31, 1996 (INCEPTION) TO JUNE 30, 2001




                                                                               ADDITIONAL                         TOTAL
                                                    COMMON STOCK                 PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                               SHARES           AMOUNT           CAPITAL         DEFICIT          EQUITY
                                            -----------      -----------      -----------      -----------      -----------
Balance, December 31, 1996                       21,000      $     2,100      $        --      $    (2,100)     $        --

Net loss year ended December 31, 1997                                                                   --               --
                                            -----------      -----------      -----------      -----------      -----------

Balance, December 31, 1997                       21,000            2,100               --           (2,100)              --

Net loss year ended
      December 31, 1998                                                                                 --               --
                                            -----------      -----------      -----------      -----------      -----------

Balance, December 31, 1998                       21,000            2,100               --           (2,100)              --

November 29, 1999
      Adjustment from No Par Value
      to $0.001 on 21,000 shares                                  (2,079)           2,079                                --

November 29, 1999
      Forward Stock Split 100:1               2,079,000            2,079           (2,079)                               --

Net loss year ended
      December 31, 1999                                                                               (350)            (350)
                                            -----------      -----------      -----------      -----------      -----------

Balance, December 31, 1999                    2,100,000            2,100               --           (2,450)            (350)

Issuance of 8,500,000 shares of
      common stock in exchange
      for 500,000 common shares of
      a Subsidiary on October 25, 2000        8,500,000            8,500          491,500               --          500,000

Issuance of 2,000,000 shares in
      exchange for cancellation of
      $500,000 debt on
      November 8, 2000                        2,000,000            2,000          498,000               --          500,000

Net loss for the year ended
      December 31, 2000                                               --               --       (1,118,740)      (1,118,740)
                                            -----------      -----------      -----------      -----------      -----------

Balance, December 31, 2000                   12,600,000           12,600          989,500       (1,121,190)        (119,090)

Issuance of 1,600,000 shares in
      exchange for cancellation of
       $1,537,242 debt on June 30, 2001       1,600,000            1,600        1,535,642               --        1,537,242

Net loss for the six months
      ended June 30, 2001                                                                       (1,106,750)      (1,106,750)
                                            -----------      -----------      -----------      -----------      -----------

Balance, June 30, 2001                       14,200,000      $    14,200      $ 2,525,142      $(2,227,940)     $   311,402
                                            ===========      ===========      ===========      ===========      ===========


             See accompanying notes and accountants' review report.

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)



                                                                               Cumulative from
                                                                              12/6/96 (Date of
                                                                               Inception) to
                                                                                June 30, 2001        2001             2000
                                                                              -----------------   ------------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
               Net loss                                                          $(2,227,940)     $(1,106,750)     $ (65,812)
               Adjustment to reconcile net loss to net cash used
               by operating activities
                        Depreciation and amortization                                 49,781           31,800             --
                        Minority interests in net loss of subsidiary                (774,378)        (374,183)            --
                        (Gain) loss on disposal of property                           158,551          158,551             --
                        Decrease (increase) in:
                                 Advances to employees                               (17,179)            (305)            --
                                 Prepaid expenses                                    (77,928)              --             --
                                 Other receivables                                   (83,746)         (53,746)       (11,337)
                                 Security deposits                                    38,964           51,952             --
                        Increase (decrease) in:
                                 Accounts payable                                    684,652          186,455            202
                                 Accrued liabilities                                  66,960           55,120          6,711
                                 Advances from officers                               24,750               --             --
                                 Payroll taxes payable                                10,741          (19,451)         3,739
                                                                                 -----------      -----------      ---------
                                   NET CASH USED IN OPERATING ACTIVITIES          (2,146,772)      (1,070,557)       (66,497)
                                                                                 -----------      -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
               Purchase of property and equipment                                   (374,071)         (17,840)            --
               Principal payments on notes                                            (5,833)              --             --
               Principal payments on capital lease                                    (1,361)            (693)            --
                                                                                 -----------      -----------      ---------
                                   NET CASH USED IN INVESTING ACTIVITIES            (381,265)         (18,533)            --
                                                                                 -----------      -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
               Proceeds from issuance of common stock                              2,039,342        1,537,242        100,000
               Increase in notes receivable                                         (102,115)              --             --
               Increase in due to affiliates                                          30,147           30,147             --
               Proceeds of notes payable                                           1,057,300               --             --
               Proceeds from line of credit                                           50,000               --             --
               Payment of long term debt                                            (518,800)        (518,800)            --
                                                                                 -----------      -----------      ---------
                                   NET CASH PROVIDED BY FINANCING ACTIVITIES       2,555,874        1,048,589        100,000
                                                                                 -----------      -----------      ---------

                                     NET INCREASE (DECREASE) IN CASH                  27,837          (40,501)        33,503

                                       CASH AT BEGINNING OF PERIOD                        --           68,338             --
                                                                                 -----------      -----------      ---------

                                         CASH AT END OF PERIOD                   $    27,837      $    27,837      $  33,503
                                                                                 ===========      ===========      =========



             See accompanying notes and accountants' review report.

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

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

        Creative Technology and Interactive Entertainment Group, Inc. (CTIEGI) was incorporated on June 26, 2000 under the laws of the State of Nevada. Other than the issuance of stock to its original shareholders, and acquisition of about 70% of CTEGI, a development stage company, it has no operations and revenues as of June 30, 2001.

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

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

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

         Cash and Cash Equivalents

                  The Company considers all highly liquid investments with maturity of Six months or less to be cash equivalents for purpose of reporting cash flows.

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

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

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

         Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2001, the Company had no dilutive common stock such as stock options.

         Year End

                  The Company has selected December 31 as its year-end.


NOTE 3 - PROPERTY AND EQUIPMENT, NET

         Property and equipment as of June 30, 2001 consist of the following:


                                            CTHI         CTEGI           TOTAL
                                          -------      ---------      ---------
         Office equipment                 $    --      $ 148,965      $ 148,965
         Software                              --         50,387         50,387
         Furniture and fixtures             2,731             --          2,731
         Automobile                            --          2,900          2,900
                                          -------      ---------      ---------

         Total property and equipment       2,731        202,252        204,983
         Accumulated depreciation            (290)       (31,760)       (32,050)
                                          -------      ---------      ---------

         Property and equipment, net      $ 2,441      $ 170,492      $ 172,933
                                          =======      =========      =========

         Depreciation and amortization expense for the six months ended June 30, 2001 amounted to $31,800.

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001


NOTE 4 - DUE FROM AFFILIATES

         Other receivables consist of total funds due from other affiliates in the amount of $92,465.

NOTE 5 - CURRENT LIABILITIES

         Current liabilities consist of the following:


                                         CTHI       CTIEGI         CTEGI           TOTAL
                                      -------       ------       --------       ---------
         Accounts payable             $33,000         $--        $664,613        $697,613
         Payroll taxes payable             --          --          10,741          10,741
         Loan payable                      --          --          50,000          50,000
                                      -------        ----        --------        --------
              Total                   $33,000         $--        $725,354        $758,354
                                      =======        ====        ========        ========



NOTE 6 - LOAN PAYABLE

         CTEGI has a $50,000 promissory note payable on demand in the form of a line of credit with a financial institution. The line carries a variable rate of interest at the Wall Street Journal prime rate plus 1.00% per annum (10.5% at June 30, 2001). Monthly payment requirements on the line consist of accrued interest only. As of June 30, 2001, the Company owed $50,000 against the credit line and is personally guaranteed by an officer of CTEGI.


NOTE 7 - LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

         CTEGI terminated its lease and abandoned the leased office premises in Falls Church, Virginia. As a result, it incurred a loss on the unamortized leasehold improvements in the amount of $25,491. Additionally, other losses on disposition of equipments and phone system amounted to $133,059. Total loss on disposition of CTEGI's equipment and other assets total $158,551 at June 30, 2001.


NOTE 8 - MINORITY INTERESTS

         On August 21, 2000, a stock investment agreement with conditional promissory note was entered between CTEGI and CTIE. CTIE acquired about 73.3% of CTEGI's total issued and outstanding shares consisting of fourteen million (14,000,000) shares for four million three hundred fifty four thousand dollars (US$4,354,000). Terms and conditions of the agreement are:

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

                  Initial payment was $400,000 and the balance of US$3,954,000 payable in (10) monthly consecutive installments on the 15th day of each month beginning August 2000 and ending on May 2001 (the maturity date). The obligation is represented by a non-interest bearing conditional promissory note.

                  The payments on the promissory note are subject to the realization of the Company's expected financial projection in the "Business Plan" and achievement of the "Development Milestone Projection" for the development of Inner G software system.

                  At June 30, 2001, the balance of the conditional promissory note receivable by CTEGI is $1,961,500. Negotiations are in process for the extension and revision of the stock purchase agreement. Other than the minority interest below, all the inter-company accounts have been eliminated.

         Minority interests consist of the following:


         5,333,334 shares of common stock,
            par value $.01                           $  53,334
         Paid-in capital                                   666
         Minority interests' share of deficit         (774,378)
                                                     ---------

         Total Minority Interests                    $(720,378)
                                                     =========


NOTE 9 - STOCKHOLDERS' EQUITY

         The authorized common stock of CTHI consists of 25,000,000 shares with a par value of $0.001 of which 12,600,000 common shares are issued and outstanding at June 30, 2001.

         On December 6, 1996, CTHI issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

         On November 29, 1999, the State of Nevada approved the restated Articles of Incorporation of CTHI that increased its capitalization from 25,000 shares to 25,000,000 shares of common stock. The no par value of its common stock was changed to $0.001 par value and the value of the common shares was adjusted by $2,079.00 decrease in common stock and increase of paid-in capital by the same amount. On November 29, 1999, CTHI forward split its common stock 100:1; thus increasing the number of outstanding shares of common stock from 21,000 shares to 2,100,000 shares.

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001



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

         On June 25, 2001, CTHI entered into a stock purchase agreement with NetSat Holdings, Ltd., whereby CTHI issued 1,600,000 shares of common stock at a price of $0.96 per share in cancellation of indebtedness owed to NetSat Holdings, Ltd., for a total aggregate amount of $1,537,242.

         The issued and outstanding shares of 14,200,000 common shares at June 30, 2001 are as follows:


         Regulation S shares             3,600,000
         Other Restricted Shares         9,950,000
         Free Trading Shares               650,000
                                        ----------
           Total                        14,200,000
                                        ==========


NOTE 10 - INCOME TAXES

         There is no provision for federal income taxes for the six months ended June 30, 2001 due to the net loss sustained during the period. No state income tax provision was made because in Nevada, the state of the Company's domicile and operations, taxes on income are not imposed.

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

         The Company's total deferred tax assets as of June 30, 2001 is as follows:

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001



         Net operating loss carry forward                 $ 3,002,318
                                                          ===========

         Current tax asset value of net operating
             loss carry forwards at statutory rate        $   450,348
         Valuation allowance                                 (450,348)
                                                          -----------

         Net deferred tax (asset) liability               $        --
                                                          ===========

         Current Income Tax Expense                       $        --
                                                          ===========

         Deferred Income Tax Expense (Benefit)            $        --
                                                          ===========


NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         There were no cash payments made for income taxes for the six months ended June 30, 2001. Cash payments for interest during the year amounted to $8,346.00.


NOTE 12 - COMMITMENTS

         The Company leases its corporate headquarters under an operating lease expiring in December 2001. The agreement does not provide for an option to extend the terms of the lease.

         Rent expense for the six months ended June 30, 2001 amounted to $100,893.


NOTE 13 - GOING CONCERN

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

         On April 9, 2001, CTEGI, the subsidiary that operates in Falls Church, Virginia, has downsized its operations and terminated majority of its employees involved in its development operations. The funding of CTEGI's technology development has been temporarily deferred as a result of CTEGI's major changes in its business development plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                  All statements, trend analysis and other information contained in this Report relative to markets for the Company's products and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Report.


            (1)  Results of Operations

                  The six months ended June 30, 2001 did not generate any revenues for the company. In addition, the Company incurred general, administrative and development expenses in the amount of $1,291,335 for the six months ended June 30, 2001. A significant portion of this amount supported Creative Technology and Entertainment Group, Inc., a development stage company engaged in developing online gaming and interactive entertainment software. Creative Technology and Entertainment Group, Inc. has no revenues or earnings from operations.

            Net loss per share was at $0.09 for the six months ended June 30, 2001.

            (2) Liquidity

                  As of June 30, 2001, the Company had negative working capital. The Company plans to raise additional capital through sale of its equity securities. The additional capital will be used to provide financing necessary to position the Company as a provider of interactive games through the Internet.


Item 3.  Qualitative and Quantitative Disclosures About Market Risk.

                  The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION


Item 1 - Legal Proceedings                None

Item 2 - Changes in the Rights of the Company's
                  Security Holders        None

Item 3 - Defaults by the Company on its
                  Senior Securities       None

Item 4 - Submission of Matter to Vote of Security
                  Holders                 None

Item 5 - Other Information                None

Item 6 - Exhibits and Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which the report is filed.


                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2001              CREATIVE TECHNOLOGIES HOLDINGS, INC.


                                                     By:  /s/ CHRIS ALBORNOZ
                                                          ----------------------
                                                          Chris Albornoz
                                                          President