Form 10QSB
period 2001-09-30
CREATIVE TECHNOLOGIES HOLDINGS INC
filed 2001-11-15
CIK 1096652

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.


                         COMMISSION FILE NUMBER 0-29369

                      CREATIVE TECHNOLOGIES HOLDINGS, INC.
                      ------------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                                      88-0409146
     -------------------------------                    -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

1800 Avenue of the Stars, Suite 600
      Los Angeles, California                                   90067
---------------------------------------                       ----------
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

As of September 30, 2001, there were outstanding 22,050,000 shares of the Registrant's Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION


Item I. Financial Statements


              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS



                                                                              PAGE (S)
                                                                              --------
INDEPENDENT ACCOUNTANTS' REPORT                                                     3

CONSOLIDATED FINANCIAL STATEMENTS

        Balance Sheets                                                              4

        Statements of Operations                                                    5

        Statements of Changes in Stockholders' Equity                               6

        Statements of Cash Flows                                                    7

        Notes to Financial Statements                                          8 - 15

SUPPLEMENTARY INFORMATION

        Schedule of General, Administrative and Development Expenses               16

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


                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Creative Technologies Holdings, Inc. and Subsidiaries
Los Angeles, California

We have reviewed the accompanying consolidated balance sheets of Creative Technologies Holdings, Inc., and Subsidiaries (Development Stage Companies), as of September 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Creative Technologies Holdings, Inc. and Subsidiaries.

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

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedule of general, administrative and development expenses is presented only for supplementary analysis review of the basic financial statements, and we are not aware of any material modifications that should be made to it.

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

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California

November 08, 2001
--------------------------------------------------------------------------------
          MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS'
                               SEC PRACTICE GROUP
               CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS'
                               TAX PRACTICE GROUP

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEETS



                                                                           SEPTEMBER 30,              DECEMBER 31,
                                                                                2001                      2000
                                                                            (UNAUDITED)                 (AUDITED)
                                                                           -------------              ------------
                                     ASSETS

CURRENT ASSETS
      Cash                                                                  $    16,278                $    68,338
      Advances to employees                                                       4,058                     16,874
      Prepaid expenses                                                           12,988                     64,940
                                                                            -----------                -----------
          Total current assets                                                   33,324                    150,152
                                                                            -----------                -----------

INVESTMENTS
      Investment in other company (Note 3)                                      785,000                         --

PROPERTY AND EQUIPMENT, NET (Note 4)                                             83,575                    383,245

OTHER ASSETS
      Due from affiliates                                                            --                    132,115
      Deposits                                                                   25,976                     25,976
                                                                            -----------                -----------
          Total other assets                                                     25,976                    158,091
                                                                            -----------                -----------

TOTAL ASSETS                                                                $   927,875                $   691,488
                                                                            ===========                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES (Note 5)
      Accounts payable                                                      $   555,400                $   437,197
      Payroll taxes payable                                                         515                     30,192
      Accrued liabilities                                                        73,960                     18,840
      Advances from officers                                                     24,750                     24,750
      Due to affiliates                                                          49,599                         --
      Loans payable (Note 6)                                                     49,900                     50,000
      Notes payable                                                                  --                    586,467
      Capital lease payable -current portion                                         --                      2,681
                                                                            -----------                -----------
          Total current liabilities                                             754,124                  1,150,127
                                                                            -----------                -----------

LONG-TERM LIABILITIES
      Capital lease payable                                                          --                      6,646
                                                                            -----------                -----------

TOTAL LIABILITIES                                                               754,124                  1,156,773
                                                                            -----------                -----------

MINORITY INTERESTS (Note 8)                                                          --                         --

STOCKHOLDERS' EQUITY (Note 9)
      Common stock, par value $0.001; 25,000,000 shares
         authorized; 22,050,000 shares issued and outstanding                    22,050                     12,600
      Paid-in capital                                                         3,302,292                    989,500
      Accumulated deficit                                                    (3,150,591)                (1,467,385)
                                                                            -----------                -----------
          Total stockholders' equity                                            173,751                   (465,285)
                                                                            -----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   927,875                $   691,488
                                                                            ===========                ===========



          See accompanying notes and independent accountants' report.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             CUMULATIVE FROM              FOR THE
                                               12/6/96 (DATE        THREE MONTHS ENDED             NINE MONTHS ENDED
                                             OF INCEPTION) TO          SEPTEMBER 30,                 SEPTEMBER 30,
                                               SEPTEMBER 30,   ----------------------------    ----------------------------
                                                   2001            2001           2000            2001            2000
                                             ----------------  ------------    ------------    ------------    ------------
Revenue                                        $         --    $         --    $         --    $         --    $         --
                                               ------------    ------------    ------------    ------------    ------------
Operating expenses
      General, administrative and
              development expenses                2,987,302         192,911         670,665       1,484,246         736,477
      Depreciation and amortization (Note 4)         49,918             137             751          31,937             751
                                               ------------    ------------    ------------    ------------    ------------
          Total operating expenses                3,037,220         193,048         671,416       1,516,183         737,228
                                               ------------    ------------    ------------    ------------    ------------

Loss from operations                             (3,037,220)       (193,048)       (671,416)     (1,516,183)       (737,228)

Other income (expenses)
      Interest income                                 1,350              --             105             753             105
      Interest expense                              (10,170)         (9,225)                         (9,225)
      Loss on disposal of assets (Note 7)          (158,551)             --              --        (158,551)             --
                                               ------------    ------------    ------------    ------------    ------------
      Total other income (expenses)                (167,371)         (9,225)            105        (167,023)            105
                                               ------------    ------------    ------------    ------------    ------------

Net loss before minority shareholders            (3,204,591)       (202,273)       (671,311)     (1,683,206)       (737,123)

Net loss allocated to minority shareholders          54,000              --              --              --              --
                                               ------------    ------------    ------------    ------------    ------------

Net Loss for the period                        $ (3,150,591)   $   (202,273)   $   (671,311)   $ (1,683,206)   $   (737,123)
                                               ============    ============    ============    ============    ============

Net Loss per common share                                      $      (0.02)   $      (0.32)   $      (0.13)   $      (0.35)
                                                               ============    ============    ============    ============

Weighted average number of common shares                         13,202,563       2,100,000      13,202,563       2,100,000
                                                               ============    ============    ============    ============


          See accompanying notes and independent accountants' report.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FROM DECEMBER 31, 1996 (INCEPTION) TO SEPTEMBER 30, 2001
                                   (UNAUDITED)




                                                    COMMON STOCK               ADDITIONAL                              TOTAL
                                           -----------------------------        PAID-IN          ACCUMULATED       STOCKHOLDERS'
                                              SHARES           AMOUNT           CAPITAL            DEFICIT             EQUITY
                                           -----------       -----------       -----------       -----------       -------------
Balance, December 31, 1996                      21,000       $     2,100       $        --       $    (2,100)       $        --

Net loss year ended December 31, 1997                                                                     --                 --
                                           -----------       -----------       -----------       -----------        -----------

Balance, December 31, 1997                      21,000             2,100                --            (2,100)                --

Net loss year ended
    December 31, 1998                                                                                     --                 --
                                           -----------       -----------       -----------       -----------        -----------

Balance, December 31, 1998                      21,000             2,100                --            (2,100)                --

November 29, 1999
    Adjustment from No Par Value
    to $0.001 on 21,000 shares                                    (2,079)            2,079                                   --

November 29, 1999
    Forward Stock Split 100:1                2,079,000             2,079            (2,079)                                  --

Net loss year ended
    December 31, 1999                                                                                   (350)              (350)
                                           -----------       -----------       -----------       -----------        -----------

Balance, December 31, 1999                   2,100,000             2,100                --            (2,450)              (350)
Issuance of 8,500,000 shares of
    common stock in exchange
    for 500,000 common shares of
    a Subsidiary on October 25, 2000         8,500,000             8,500           491,500                --            500,000

Issuance of 2,000,000 shares in
    exchange for cancellation of
    $500,000 debt on
    November 8, 2000                         2,000,000             2,000           498,000                --            500,000

Net loss for the year ended
    December 31, 2000                                                 --                --        (1,464,935)        (1,464,935)
                                           -----------       -----------       -----------       -----------        -----------
Balance, December 31, 2000                  12,600,000            12,600           989,500        (1,467,385)          (465,285)

Issuance of 1,600,000 shares in
    exchange for cancellation of
     $1,537,242 debt on June 30, 2001        1,600,000             1,600         1,535,642                --          1,537,242

Issuance of 7,850,000 shares in
    exchange for cancellation of
    $785,000 debt on
    September 30, 2001                       7,850,000             7,850           777,150                              785,000

Net loss for the nine months
    ended September 30, 2001                                                                      (1,683,206)        (1,683,206)
                                           -----------       -----------       -----------       -----------        -----------

Balance, September 30, 2001                 22,050,000       $    22,050       $ 3,302,292       $(3,150,591)       $   173,751
                                           ===========       ===========       ===========       ===========        ===========


          See accompanying notes and independent accountants' report.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)


                                                           CUMULATIVE FROM
                                                           12/6/96 (DATE OF          NINE MONTHS ENDED
                                                            INCEPTION) TO              SEPTEMBER 30,
                                                             SEPTEMBER 30,     -----------------------------
                                                                2001              2001               2000
                                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                               $(3,150,591)      $(1,683,206)      $  (737,123)
      Adjustment to reconcile net loss to net cash used
       by operating activities
           Depreciation and amortization                          49,918            31,937               751
           Provision for bad debts                                85,409            85,409                --
           Minority interests in net loss of subsidiary          (54,000)               --                --
           (Gain) loss on disposal of property                   158,551           158,551                --
           Decrease (increase) in:
                 Advances to employees                            (4,058)           12,816           (13,169)
                 Prepaid expenses                                (25,976)           51,952            (8,575)
                 Other receivables                              (115,409)          (85,409)               --
                 Security deposits                               (12,988)               --           (32,300)
           Increase (decrease) in:
                 Accounts payable                                616,400           118,203           191,868
                 Accrued liabilities                              66,960            55,120            18,840
                 Due to affiliates                                49,599            49,599
                 Advances from officers                           24,750                --            95,250
                 Payroll taxes payable                               515           (29,677)           57,557
                                                             -----------       -----------       -----------
           NET CASH USED IN OPERATING ACTIVITIES              (2,310,920)       (1,234,705)         (426,901)
                                                             -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                        (247,049)          109,182           (53,166)
      Principal payments on notes                                 (5,833)               --                --
      Principal payments on capital lease                         (9,995)           (9,327)               --
                                                             -----------       -----------       -----------
           NET CASH USED IN INVESTING ACTIVITIES                (262,877)           99,855           (53,166)
                                                             -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                   2,039,342         1,537,242           553,650
      Increase in notes receivable                              (102,115)               --                --
      Increase in due to affiliates                              132,115           132,115                --
      Proceeds (payments) of notes payable                       470,833          (586,467)               --
      Proceeds (payments) of line of credit                       49,900              (100)               --
                                                             -----------       -----------       -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES           2,590,075         1,082,790           553,650
                                                             -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                   16,278           (52,060)           73,583

CASH, BEGINNING OF PERIOD                                             --            68,338                --
                                                             -----------       -----------       -----------

CASH, END OF PERIOD                                          $    16,278       $    16,278       $    73,583
                                                             ===========       ===========       ===========


          See accompanying notes and independent accountants' report.

              CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)



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

        Creative Technology and Interactive Entertainment Group, Inc. (CTIEGI) was incorporated on June 26, 2000 under the laws of the State of Nevada. Other than the issuance of stock to its original shareholders, and acquisition of about 70% of CTEGI, a development stage company, it has no operations and revenues as of September 30, 2001.

        Creative Technology and Entertainment Group, Inc. (CTEGI) was incorporated under the laws of the State of Nevada on May 19, 2000 for the purpose of developing online gaming and interactive entertainment software. CTEGI is a development stage company and as such has no revenues or earnings from operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidation Policy

                The company has adopted the provisions of Accounting Research Bulletin No. 51 (ARB 51), "Consolidated Financial Statements," as amended by Statement of Financial Accounting Standard No. 94 (SFAS 94), "Consolidation of All Majority-Owned Subsidiaries" for its consolidation guidelines whereby a parent company that has controlling financial interest represented by direct or indirect ownership of more than 50% voting interest be consolidated, except those in which (a) control of the subsidiary is temporary or (b) significant doubt exists regarding the parent's ability to control the subsidiary.

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

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


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

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


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

        Loss Per Share

                Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2001, the Company had no dilutive common stock such as stock options.

        Year End

                The Company has selected December 31 as its year-end.

NOTE 3 - INVESTMENT IN OTHER COMPANY

        On September 29, 2001, Creative Technology Holdings, Inc. entered into a stock purchase agreement with Ridgeway Commercial Ventures, Limited (Ridgeway), a Belize Corporation. CTHI acquired 49% interest in LET THE FUN BEGIN A.V.V., a company incorporated under the laws of Aruba.

        Initial investment is $785,000 in exchange for a 6% interest bearing promissory note. On September 30, 2001, 7,850,000 common shares of CTHI were issued to Ridgeway for $0.10 a share in cancellation of the note payable for $785,000.

        Let the Fun Begin A.V.V. has three wholly owned subsidiaries:

                (a) Let the Games Begin N.V., a Curacao-based offshore entity formed on September 20, 2000.

                (b) Let the Play Begin N.V., a Curacao-based offshore entity formed on October 5, 1998.

                (c) Cyber Entertainment, N.V., a Curacao-based onshore entity formed on July 17, 2000.

        Cyber Entertainment, N.V. holds a gaming license from the territory of Curacao. At September 30, 2001, all the above entities have no operations. The adjustment on the investment account for the company's proportionate share of the income or loss for the period is zero. The carrying value of the investment account at September 30, 2001 is $785,000, the original cost of the investment.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


NOTE 4 - PROPERTY AND EQUIPMENT, NET

        Property and equipment as of September 30, 2001 consist of the following:


                                                  CTHI                 CTEGI               TOTAL
                                                --------             --------             --------
        Office Equipment                        $     --             $ 38,469             $ 38,469
        Software                                      --               50,387               50,387
        Furniture and fixtures                     2,731                   --                2,731
        Automobile                                    --                2,900                2,900
                                                --------             --------             --------
        Total property and equipment               2,731               91,756               94,487
        Accumulated depreciation                    (427)             (10,485)             (10,912)
                                                --------             --------             --------
        Property and equipment, net             $  2,304             $ 81,271             $ 83,575
                                                ========             ========             ========

        Depreciation and amortization expense for the nine months ended September 30, 2001 amounted to $31,937.

NOTE 5 - CURRENT LIABILITIES

        Current liabilities consist of the following:


                                            CTHI               CTIEGI               CTEGI              TOTAL
                                          --------            --------            --------            --------
        Accounts payable                  $ 89,147            $     --            $466,253            $555,400
        Payroll taxes payable                   --                  --                 515                 515
        Accrued liabilities                     --                  --              73,960              73,960
        Advances from officers                 350                  --              24,400              24,750
        Due to affiliates                   11,099              38,500                  --              49,599
        Loan payable                            --                  --              49,900              49,900
                                          --------            --------            --------            --------
             Total                        $100,596            $ 38,500            $615,028            $754,124
                                          ========            ========            ========            ========

NOTE 6 - LOAN PAYABLE

        CTEGI has a $49,900 promissory note payable on demand in the form of a line of credit with a financial institution. The line carries a variable rate of interest at the Wall Street Journal prime rate plus 1.00% per annum (10.5% at September 30, 2001). Monthly payment requirements on the line consist of accrued interest only. As of September 30, 2001, the Company owed $49,900 against the credit line and is personally guaranteed by an officer of CTEGI.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


NOTE 7 - LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

        CTEGI terminated its lease and abandoned the leased office premises in Falls Church, Virginia. As a result, it incurred a loss on the unamortized leasehold improvements in the amount of $25,491. Additionally, other losses on disposition of equipments and phone system amounted to $133,060. Total loss on disposition of CTEGI's equipment and other assets total $158,551 at September 30, 2001.

NOTE 8 - MINORITY INTEREST

        On August 21, 2000, a stock investment agreement with conditional promissory note was entered between CTEGI and CTIE . CTIE acquired about 73.3% of CTEGI's total issued and outstanding shares consisting of fourteen million (14,000,000) shares for four million three hundred fifty four thousand dollars (US$4,354,000). Terms and conditions of the agreement are:

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

                At September 30, 2001, the balance of the conditional promissory note receivable by CTEGI is $1,876,868. Negotiations are in process for the extension and revision of the stock purchase agreement. Other than the minority interest below, all the inter-company accounts have been eliminated.

                At September 30, 2001, minority interests consist of the following:


                5,333,334 shares of common stock,
                   par value $0.01                              $ 53,334
                Paid-in capital                                      666
                Minority interests' share of deficit             (54,000)
                                                                --------
                Total Minority Interests                        $     --
                                                                ========

                The majority interest was allocated the entire accumulated deficit attributed to the minority interest in excess of the balance of the capital stock pursuant to the Accounting Research Bulletin No. 51 (ARB 51), paragraph 15. If future earnings will materialize, the majority interest will be credited to the extent of such losses previously absorbed.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 9 - STOCKHOLDERS' EQUITY

        The authorized common stock of CTHI consists of 25,000,000 shares with a par value of $0.001 of which 24,200,000 common shares are issued and outstanding at September 30, 2001.

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

        On September 29, 2001, CTHI entered into a stock purchase agreement with Ridgeway Commercial Ventures Ltd., a foreign corporation, whereby CTHI issued 7,850,000 of its $.001 par value common stock in exchange for cancellation of $785,000 indebtedness which the latter owed to Ridgeway.

        The issued and outstanding shares of 22,050,000 common shares at September 30, 2001 are as follows:

        Regulation S shares                11,450,000
        Other Restricted Shares             9,950,000
        Free Trading Shares                   650,000
                                           ----------
                      Total                22,050,000
                                           ==========

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 10 - INCOME TAXES

        There is no provision for federal income taxes for the nine months ended September 30, 2001 due to the net loss sustained during the period. No state income tax provision was made because in Nevada, the state of the Company's domicile and operations, taxes on income are not imposed.

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

        The Company's total deferred tax assets as of September 30, 2001 is as follows:

        Net operating loss carry forward                       $(3,204,591)
                                                               ===========

        Current tax asset value of net operating
              loss carry forwards at statutory rate            $   480,690
        Valuation allowance                                       (480,690)
                                                               -----------
        Net deferred tax (asset) liability                     $        --
                                                               ===========
        Current Income Tax Expense                             $        --
                                                               ===========
        Deferred Income Tax Expense (Benefit)                  $        --
                                                               ===========

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        There were no cash payments made for income taxes for the nine months ended September 30, 2001. Cash payments for interest during the nine month period amounted to $9,225. The investment in other company for $785,000 was in exchange for an interest bearing promissory note that was cancelled by the issuance of 7,850,000 common shares of CTHI.

NOTE 12 - COMMITMENTS

        The Company leases its corporate headquarters under an operating lease expiring in December 2001. The agreement does not provide for an option to extend the terms of the lease.

        Rent expense for the nine months ended September 30, 2001 amounted to $95,721.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


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

        On April 9, 2001, CTEGI, the subsidiary that operates in Falls Church, Virginia, has downsized its operations and terminated all its employees involved in its development operations. The funding of CTEGI's technology development has been temporarily deferred as a result of CTEGI's major changes in its business development plan.

              CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
          SCHEDULE OF GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


                                CUMULATIVE FROM
                                 12/06/96 (DATE               NINE MONTHS ENDED
                                OF INCEPTION) TO                 SEPTEMBER 30,
                                  SEPTEMBER 30,         --------------------------------
                                      2001                 2001                  2000
                                ----------------        ----------            ----------
Salaries & wages                  $1,081,505            $  511,097            $  224,710
Professional fees                    771,206               412,356               232,593
Travel & promotions                  193,420                84,297                51,608
Rent                                 172,966                96,132                25,977
Recruiting                           128,989                27,116                68,600
Development expenses                 114,806                    --                94,932
Service contract fees                 97,000                97,000                    --
Taxes & licenses                      89,604                39,327                   395
Bad debts                             85,410                85,410                    --
Office supplies                       57,231                23,283                15,930
Telephone                             56,942                37,022                 5,145
Insurance                             48,549                15,506                 9,794
Office expenses                       43,818                26,422                 4,250
Computer expenses                     30,442                19,323                 1,211
Marketing expenses                     5,625                 5,625                    --
Postage & delivery                     5,418                 1,412                   833
Payroll administration                 3,605                 2,299                   400
Dues & subscription                      766                   619                    99
                                  ----------            ----------            ----------
                                  $2,987,302            $1,484,246            $  736,477
                                  ==========            ==========            ==========


          See accompanying notes and independent accountants' report.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All statements, trend analysis and other information contained in this Report relative to markets for the products of Creative Technologies Holdings, Inc. ("Company" or "Registrant") and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Report.

        (i) Revenues

        The nine months ended September 30, 2001 did not generate any revenues for the Company. Its subsidiary, Creative Technology and Entertainment Group, Inc., a development stage company engaged in developing online gaming and interactive entertainment software, has no revenues or earnings from operations. When the software product is completed and marketed, revenues are expected to start.

        (ii) General, Administrative and Development Expenses

        The Company incurred general, administrative and development expenses in the amount of $1,484,246 for the nine months ended September 30, 2001, compared to $736,477 for the same period last year.

        Salaries and wages in the amount of $511,097 as well as professional fees in the amount of $412,356 comprise approximately sixty percent of the general, administrative and development expenses for the nine months ended September 30, 2001. For the same period last year, salaries and wages in the amount of $224,710 as well as professional fees in the amount of $232,593 comprise approximately sixty percent of general, administrative and development expenses.

        A significant portion of general, administrative and development expenses supported Creative Technology and Entertainment Group, Inc., a development stage company engaged in developing online gaming and interactive entertainment software. Creative Technology and Entertainment Group, Inc. has no revenues or earnings from operations.

        (iii) Depreciation and Amortization

        Depreciation and amortization expense increased from $751 in the first nine months of 2000 to $31,937 in the first nine months of 2001. The increase was due to increased capital expenditures, particularly the acquisition of office equipment and software.

        (iv) Net Loss per Share

        Net loss per share was at $0.13 for the nine months ended September 30, 2001, compared to a net loss per share of $0.35 for the same period last year. The decrease was attributable mainly to additional issuance of shares.

        (v) Liquidity

        Since its formation, the Company has financed its operating activities through funds from investors. Its investment in Let the Fun Begin A.V.V. was financed through a note which was converted to equity stock.

        As of September 30, 2001, the Company had an accumulated deficit in the amount of $3,150,591. Investors of the Company advanced funds to the Company for its development operations and investment. As of September 30, 2001, investors have advanced $2,322,242 which had been cancelled in exchange for issuance of 9,450,000 shares of common stock of the Company.

Item III. Qualitative and Quantitative Disclosures About Market Risk.

        The Company has neither considered nor conducted any research concerning qualitative and quantitative market risk.

                                     PART II
                                OTHER INFORMATION

Item 1 - Legal Proceedings (None per Item 103 of Reg. S-B)

Item 2 - Changes in the Rights of the Company's Security Holders

        (a) Regulation S Issuance

        On September 28, 2001, 1,600,000 shares of common stock of the Company were issued to Netsat Holdings Ltd. in exchange for cancellation of indebtedness in the amount of $1,537,242. The unregistered sale of equity securities was made pursuant to Regulation S promulgation under the Securities Act of 1933.

        On September 29, 2001, 7,850,000 shares of common stock of the Company were issued to Ridgeway Commercial Ventures Ltd. in exchange for cancellation of indebtedness in the amount of $785,000. The unregistered sale of equity securities was made pursuant to Regulation S promulgation under the Securities Act of 1933.

Item 3 - Defaults by the Company on its Senior Securities         (None)

Item 4 - Submission of Matter to Vote of Security Holders         (None)

Item 5 - Other Information

        (a) Acquisition of Equity Interest in Let the Fun Begin, Inc. from Ridgeway Commercial Ventures Limited

        On September 29, 2001, the Company acquired forty nine percent (49%) of the equity interest of Ridgeway Commercial Ventures Ltd. in Let the Fun Begin A.V.V. in exchange for an interest-bearing Note in the amount of $785,000. The said Note was converted to shares of common stock of the Company as of September 29, 2001 at $0.10 per share.

        Let the Fun Begin A.V.V., an Aruba-based offshore entity incorporated on September 6, 2000, has three wholly-owned subsidiaries: (1) Let the Games Begin N.V., a Curacao-based offshore entity formed on September 20, 2000; (2) Let the Play Begin N.V., a Curacao-based offshore entity formed on October 5, 1998; and
(3) Cyber Entertainment N.V., a Curacao-based onshore entity formed on July 17, 2000.

        Cyber Entertainment N.V. holds a gaming license from the territory of Curacao. The license was issued by government decree dated October 11, 2000 pursuant to Article 2 of the Netherlands Antilles Act on Offshore On-line Gaming and Gambling.

        Cyber Entertainment N.V. was purchased by Let the Fun Begin A.V.V. from Fiducia Escrow Services Ltd. for the purchase price of US$250,000.00. The purchase was made pursuant of a Transfer of Shares dated July 27, 2000 wherein Fiducia Escrow Services Ltd. sold and transferred to Let the Fun Begin A.V.V. all of its rights and interests in and title to 6,000 fully paid shares in the capital stock of Cyber Entertainment N.V.

        The Company's wholly-owned subsidiaries Let the Games Begin N.V., Let the Play Begin N.V. and Cyber Entertainment N.V. currently have no operations.


Item 6 - Exhibits and Reports on Form 8-K

        (a) The Articles of Incorporation and by-laws of the Company appear in Form 10SB12G filed February 7, 2000 and are incorporated herein by reference.

        (b) No reports on Form 8-K were filed during the quarter for which the Report is filed.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 2001               CREATIVE TECHNOLOGIES HOLDINGS INC.


                                       By: /s/ CHRIS ALBORNOZ
                                           ----------------------------------
                                           Chris Albornoz
                                           President