Form 10KSB
period 2001-12-31
CREATIVE TECHNOLOGIES HOLDINGS INC
filed 2002-04-11
CIK 1096652

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            ---------------------
                                 FORM 10-KSB
                            ---------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended 2001

       -or-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to ______

                       COMMISSION FILE NO: 0-29369


                        CREATIVE TECHNOLOGIES HOLDINGS, INC.
                        -----------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                  88-0409146
              ---------                               ------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

1800 Avenue of the Stars, Suite 600
      Los Angeles, California                             90067
   ----------------------------------------               -----
   (Address of principal executive offices)             (Zip code)

Registrant's telephone number: (310) 407-5175

Securities registered pursuant to Section 12(b) of the Act:

     Title:     None
     Exchange:  None

Securities registered pursuant to section 12(g) of the Act:

     Title:     None

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X] Yes    [ ] No

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     [X]

Issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $0.00

The number of shares outstanding of the registrant's common stock as of January 31, 2002 is 14,200,000.


                      DOCUMENTS INCORPORATED BY REFERENCE

	There are no annual reports to security holders, proxy or information statements, nor any prospectus [filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933] incorporated by reference with respect to this annual report.

                             TABLE OF CONTENTS

INTRODUCTION & CAUTIONARY NOTICE REGARDING
FORWARD LOOKING STATEMENTS...........................................  4

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS......................................  5

ITEM 2. DESCRIPTION OF PROPERTY...................................... 11

ITEM 3. LEGAL PROCEEDINGS............................................ 11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 11

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..... 12

     (A) MARKET INFORMATION.......................................... 12
     (B) HOLDERS..................................................... 13
     (C) DIVIDENDS................................................... 14
     (D) RECENT SALES OF UNREGISTERED SECURITIES .................... 14

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.... 15

ITEM 7. FINANCIAL STATEMENTS......................................... 22

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 37

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
        OF THE EXCHANGE ACT.......................................... 37
     (A) DIRECTORS, EXECUTIVE OFFICERS,
         PROMOTERS AND CONTROL PERSONS............................... 37
     (B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .......... 39

ITEM 10. EXECUTIVE COMPENSATION...................................... 39

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................. 40
     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS............ 40
     (B)  SECURITY OWNERSHIP OF MANAGEMENT........................... 41

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 42

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................ 43

SIGNATURES........................................................... 43


                               INTRODUCTION
                                     &
             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This SEC Form 10K (hereinafter "Annual Report") has been prepared by and on behalf of Creative Technologies Holdings, Inc., formerly known as Morning Splendor Management, Inc. (the "Company" or "Issuer").

     The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Document or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Document that are not statements of historical fact may be deemed to be forward-looking statements.

     This Annual Report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii)technology advancements as they relate to the communications and consumer electronics industries; and, (iv) the Company's financing plans.

     Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on new product development, competition, and technological change.

     The information contained in this document, including, without limitation, the information set forth under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" identify important additional factors that could materially adversely affect actual results and performance. All of these factors should be carefully considered and evaluated. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

     Any forward-looking statements in this Annual Report should be evaluated in light of these important risk factors. The Company is also subject to other risks detailed herein or set forth from time to time in the Company's filings with the Securities and Exchange Commission.


                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS

     (a) Business Development

     The Company was incorporated under the laws of the State of Nevada on December 6, 1996 under the name of Morning Splendor Management, Inc. On November 2, 2000, the Company changed its name from Morning Splendor Management, Inc. to Creative Technologies Holdings Inc. The Company has a wholly-owned subsidiary known as CyberGame Technolgies, Inc. (formerly known as Creative Technology & Interactive Entertainment Group, Inc.) which in turn owns 70% of Creative Technology & Entertainment, Inc., a Nevada corporation.

     (b) Business of Company

     The Company, through its operating company, Creative Technology & Entertainment Group, Inc., is engaged in the development of Internet-based interactive entertainment software to create online casinos, sports betting, sports pools, bingo and wagering products.

     INNERG NETWORK

     The Company is "branding" an interactive gaming solutions group, to be known as InnerG. The InnerG network of interactive gaming solutions will generate transaction-related data, player preferences, financing choices, wagering metrics, and client play history.

     By leveraging the broadband, multimedia, streaming video and wireless technology, the Company believes that it will be in a position to deliver marketable interactive entertainment properties. With InnerG's consumer profile capturing mechanism, InnerG will introduce interactive products and services designed to heighten specifically targeted consumer market segments whose lifestyle interests and passions may not have been satisfied by other gaming products or services. InnerG's initial product entries will be a new gaming experience targeted specifically to the "aspiring wealthy" and "wealthy" international consumer segments. Also, the Company recognizes a significant opportunity to capture a significant share of the gaming industry with the development of a business-to-business (B2B) strategy to license specific InnerG proprietary gaming solutions to brick and mortar establishments and to high net worth individuals interested in entering the gaming industry with their own portal.

     ADVERTISING DELIVERY SYSTEM

     Creative Technologies Holdings, Inc.'s advertising design and delivery architecture is planned to provide the following integrated capabilities:

     *  Enhanced television quality advertising delivery
     *  Ad design, production, and conformation
     *  Advertising sales
     *  Targeted ad-serving
     *  Campaign auditing and management
     *  Data mining and compiling
     *  Analytical services
     *  Traffic auditing and metrics
     *  Dynamic ads in multiple media
     *  Ad asset management

     The Company will consolidate agency media sales, enhancement, design, and deployment services on the front end and provide measurement, management, and maintenance on the back end.

     METHODOLOGIES

     The Company's applications development team will deploy proprietary design methodologies and distribution architecture to deliver entertainment and information content.

     Entertainment and information-based content, as well as advertising media, will be conformed to seamlessly integrate into the Company's experience architecture the following components: video, audio, voice, animation, graphical, and interactive components. These components will synthesize dynamically to form highly personalized user-driven content. This will enable the Company to exclusively deploy its entertainment and information media and applications across its entire portal enterprise as well as provide customizable and equally exclusive licensed content to franchise partners.

     ENVIRONMENT

     The Company's operations will be administered through an e-Business application, Vertical Tracker 2.0. Vertical Tracker 2.0 is an enterprise-class vertically-integrated software solution for closed-loop marketing systems. The Company will obtain a user license for this application.

     The Company's comprehensive Internet infrastructure will enable an integrated and inter-operated management and control of all e-Tracking, e-Commerce, and e-Publishing business activities and functionalities across the company and all subsidiaries.

     MARKETING STRATEGIES

     The first strategy is based on the smart utilization of consumer demographic profiling to enhance the online gaming experience that clearly satisfies consumer 'needs' and 'wants'. This will include capturing quality market research and consumer user habits to delineate what is needed and expected from a gaming product.

     The second strategy is to fully utilize the broadband spectrum as it continues to mature and find its ways into the fabric of American, European, Asian and Latin American homes. The high bandwidth delivery provides the Company the opportunity to create a new online advertising product where full-motion 'image' commercials that can be used in place of one-dimensional promotional banners. Presently, only $1.9 million dollars is spent (calendar year 1999) on Internet advertising from the Fortune 500 companies (this does not include corporate websites). There exists for the Company within this broadband environment, the 'first-to-market' opportunity to build an infrastructure of protocols from the onset that will incorporate a uniform system of advertising sales, beneficial to both Web publishers and advertisers alike.

     EMPLOYEES

     As of December 31, 2001, the Company has two fulltime employees.
Product development was suspended in April 2001. Staff engaged in software development was downsized from approximately 15 employees and consultants. All or some aspects of R&D may be sub-licensed to another software developer. In-house software development is planned to be situated in a location where excellent developers are avaiable at comparatively lower costs.

     RISK FACTORS

     The Company's business is subject to numerous risk factors, including (but not limited to) the following:

     1. No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the launching of a marketable product.

     2. Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research.

     3. Regulation. Jurisdictional regulation of Internet gaming is the process whereby Governments (jurisdictions) through law and licensing, control the fair and equitable operation of gaming businesses. Jurisdictional regulation provides a confirmation to the Internet gambler, that the games originating from that jurisdiction are fair, and operated by responsible business people.

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

     The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition. The Company monitors the changes in any laws regarding Internet gaming. Should Internet gaming be declared illegal in certain jurisdictions, the Company contemplates doing business in, and/or there is a materially adverse effect upon business due to such declared illegality, may be forced to change its business plan. The Company's management remains concerned about the continued interest by federal and state lawmakers to prohibit Internet gambling. If Internet gambling is prohibited, interest in its products and services will diminish.

     4. Competition. The Company believes that there are about forty (40) different gaming solutions providers in the world with over seven hundred
(700) casino operations. While there is a continuous growth in the population of these companies, four (4) companies have established their dominance in the market. These are Boss Media from Sweden, Starnet Solutions from Canada, Cryptologic, also from Canada and Microgaming from South Africa. In addition there is competition from companies delivering sportsbook, bingo and pari-mutuel wagering solutions. The Company faces intense competition in every facet of business.

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

     5. Costs. The Company will incur the majority of costs during the first 18 months of operations in the following categories:

          (a) Product Development - Approximately $3 million will be required and utilized towards product development. These costs will be towards developer's salaries, outsourcing partner charges and hardware purchases. InnerG intends to integrate both internal development efforts and outside technology partners efforts to deliver applications rapidly.

          (b) Sales & Marketing - InnerG will conduct a targeted sales and marketing campaign and will be required to spend $1 million in the next 18 months towards this activity. The larger portion of this expense will come from the revenues that it generates.

          (c) General and Administrative Expenses - This category includes setting up of the development environment including all of the necessary hardware and software, staffing, etc.

ITEM 2. DESCRIPTION OF PROPERTY

	The Company presently occupies executive office space at 11845 West Olympic Blvd., Suite 1140, Los Angeles, CA 90064.

ITEM 3. LEGAL PROCEEDINGS

     The Company has reasonable basis to believe that there is no material proceeding that involves federal, state or local environmental laws, or that involves a damages claim for more than 10% of the current assets of the Company , or potentially involves more than $100,000 in sanctions and a governmental authority is a party.

     Moreover, the Company has reasonable basis to believe that there is no material proceeding to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the small business issuer, or security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	(A) MARKET INFORMATION

	There is no trading market for the Company's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company has requested a broker-dealer to submit an application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board Systems or published, in print and electronic media, or either, in the National Quotation Bureau LLC "Pink
Sheets."  The application is currently pending.

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

	There can be no assurances that the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

     (B)  HOLDERS

	As of December 31, 2001, there are 32 holders of Issuer's Common
Stock.

	As of December 31, 2001, 650,000 of the issued and outstanding shares of Issuer's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule.

     Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

     (1) Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

     (2) When restricted securities are sold, generally there must be a one-year holding period.

     (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

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


     (C) DIVIDENDS

	The company did not issue any dividend during the last fiscal year.

	The payment of dividends is within the discretion of the Board of Directors of the Company. The Company currently intends to retain all earnings, if any, in the foreseeable future for use in the development of the Company's business. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, the Company's financial condition and capital requirements, general business conditions and other factors.

     The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

	(D) RECENT SALES OF UNREGISTERED SECURITIES

	The Company entered into a Stock Purchase Agreement dated September 28, 2001 with Netsat Holdings, Ltd. Pursuant to the said Stock Purchase
Agreement, the Company sold 1,600,000 shares of its common stock, $0.001 par value per share, at $0.96 per share, in the form of cancellation of indebtedness in the amount of US$1,537,242.00. The said shares were issued pursuant to the safe harbor provision of Regulation S promulgated under the Securities Act of 1933, as amended.

	In addition, the Company entered into a Stock Purchase Agreement dated September 30, 2001 with Ridgeway Commercial Ventures, Ltd. Pursuant to the said Stock Purchase Agreement, the Company sold 7,850,000 shares of its common stock, $0.001 par value per share, at $0.10 per share, in cancellation of indebtedness in the amount of US$785,000.00. The said shares were issued pursuant to the safe harbor provision of Regulation S promulgated under the Securities Act of 1933, as amended.

	Moreover, the Company entered into a Stock Purchase Agreement dated December 31, 2001 with Apex Consulting, Inc., a St. Vincent, West Indies corporation. The Company sold 2,579,377 shares of its common stock in cancellation of indebtedness equal to $0.10 per share owed to Apex, for the total purchase price of $257,937.78. The shares were issued pursuant to the safe harbor provision of Regulation S promulgated under the Securities Act of 1933, as amended.

	Copies of these agreements are filed herewith as exhibits 1.1, 1.2 and 1.3 respectively.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATION

     1.  Management's Discussion and Analysis of Financial Condition

     (a)  Revenues

     There were no revenues from sales for the periods ended December 31, 2000 and December 31, 2001. The Company sustained a net operating loss of $1,535,433 for fiscal year 2001, which was mostly development, general and administrative expenses as a development stage company.

     (b)  General, Administrative and Development Expenses

     The Company incurred general and administrative expenses in the amount of $1,486,928 for the twelve months ended December 31, 2001, and $1,500,606 for the same period in year 2000.

     Development expenses amounted to $114,796 in fiscal year 2000. In April 2001, development activities were suspended. The Company's operating subsidiary continued to maintain a staff of one developer. Product development is expected to resume upon receipt of additional funding.

     Salaries and wages and professional fees in the amount of $1,009,468 comprised 67.89% of the total general, administrative and development expenses for fiscal year 2001. Salaries, wages and professional fees in the amount of $929,258 comprised 61.9% of total general, administrative and development expenses for fiscal year 2000. Professional fees constituted consulting fees, quarterly and annual audit expenses as well as legal expenses incurred by Issuer in order to comply with reporting requirements of the Securities and Exchange Commission.

     During year 2001, the Company incurred legal and accounting expenses to file registration statement (and amendments thereto) and to comply with SEC reportorial requirements. This accounts for the increase in professional fees.

     In year 2001, there was no provision for income taxes due to the net loss sustained during the period and because Nevada does not impose income taxes on corporations domiciled there.

     (c)  Depreciation and Amortization

     Depreciation and amortization expense increased from $17,981 in year 2000 to $48,505 in year 2001.

     (d)  Net Loss per Share

     Net loss per common share was at $0.79 during fiscal year 2000, compared to a net loss per common share of $0.64 for fiscal year 2001. The decrease was attributable mainly to additional issuance of common shares by Issuer.

     (e)  Liquidity

     As of December 31, 2001, the Company had an accumulated deficit during
development stage in the amount of $3,245,116.   Investors of the Company
provided funds to the Company for its development and marketing operations in exchange for equity. In year 2000, the net cash provided by financing activities amounted to $1,670,862. In year 2001, the net cash provided by financing activities amounted to $2,070,878.

     The company's major investors intend to continue providing advances to the Registrant as well as to the operating subsidiary to fund day to day operations and development of the products. In the view of Management, the major investors have adequate financial resources to provide such funds. These advances may initially be recorded as note payable obligations of the Company. The payable balances, as in prior years, may be paid off in the form of additional common shares. The dilution to common shareholders is dependent on the issue price and the amount of advances converted into common shares.

     There are no expected material capital expenditures within the next six months. In the short term, the Company's liquidity depends on further capital infusion from investors. In the long term, the Company's liquidity may improve depending on the success of the product development of its operating subsidiary, Creative Technology and Entertainment Group, Inc.

     The Company faces considerable risks at each step in its strategic business plan. Such things as technology, societal and economic changes, cost overruns, lack of interest, and shortfalls in funding due to the Company's difficulty in raising additional capital in the equity securities market all may have an impact on the Company.

     2.  Plan of Operation

     (a) Development of Muse Private Club and Casino

     As part of InnerG, the Company's first release is branded as Muse Private Club & Casino, the high end gaming portal for the wealthy and the aspiring wealthy.

     The Muse Private Club & Casino is being developed to offer select individuals electronic passage to a sophisticated, members-only private Club and Casino where the nexus of imagination, technical wizardry and distinctive services will create a super-deluxe gaming and entertainment destination.

     The Muse is planned to herald an era of online gaming and a new level of customer care, with advanced game play delivery, world-class entertainment, and highly personalized member services. Members make the club an integral part of their lives, participating in club activities and often planning their calendar of special events, tournaments and social gatherings around the club.

     The Muse is a members-only destination that requires a formal invitation for membership. Unlike any other online gaming site, The Muse Private Club & Casino will charge a preferred annual membership fee and, correspondingly, the features, amenities, and services are planned to be unparalleled.

     (b) Product Development Stages or Iterations Development activities have been suspended as of April 9, 2001. The Company found it difficult to raise funds for software development due to the global economic downturn brought about by events beyond their control. These include, but are not limited to, the plummet of internet stock prices in December 2000 and the September 11, 2001 terrorist attack in New York City. The global slowdown in venture capitalism adversely affected the funding scenario for the Company and its subsidiary.

     As of April 2001, the Company's operating subsidiary had achieved the following progress in development of its The Muse Private Club and Casino software:

     Iteration 1 - 100% complete
     Iteration 2 - 70% complete
     Iteration 3 - 0% complete
     Iteration 4 - 0% complete

     The Company has four product oriented stages:

     1. Iteration 1 (version 1.0). After the establishment of business and product requirements, we proceeded to develop a prototype version of the Muse that demonstrated the viability of the proposed architecture and game logic, using four games and a placeholder interface. This stage was 3 months in duration and is 100% complete.

     2. Iteration 2 (version 1.1). This development effort finishes the core functionalities of the product and concentrates on the user interface and experience, using the initial four games (roulette, poker, black jack and slot machine) and all the other functionalities needed to install the product and use the four games. This stage is 70% complete.

     3. Iteration 3 (version 1.2). This development effort builds on the architecture and interface metaphors developed during Iterations 1 and 2 to produce a release product that includes eight games and the user management system. This stage was estimated to be three months in duration.

development would result in completion of the first round of scheduled games (12 in total) and additional functionality, that is automatically made available to users (along with any necessary code revisions). This stage was estimated to be 3 months in duration.

     Iteration 3 signifies completion of the product and is the commercial release version. Iteration 4 is post release addition of features and functionality.

     Offshore locations for product development, such as India, were considered. However, the costs of technology transfer and relocation outweighed the benefit of lower manpower expense there. The Company believes that locating development in the U.S. may still be the best cost effective option available. The original software development core team may still be available and the product may be finished at a relatively faster pace. This may allow the Company to capture some of the prospects mentioned in the business development section below and to realize a better revenue potential given the earlier time to market.

     (c) Business Development

     The Company's operating subsidiary has been engaged in business development activities since the beginning of the year that has resulted in to some formidable prospects list. These prospects may provide the subsidiary the necessary revenue generation potential in a near future and credibility generation in the gaming industry. While the initial prototype presentation has been well received by all of these prospects, time to market the product is important for these companies. If the Company's operating subsidiary takes inordinate time to complete the product, these prospects should not be considered as potential customers. Following are the details of these prospects:

1.    London Clubs Management (United Kingdom ("UK") Stock Exchange Listed):
      Most prestigious brick and mortar casinos in London
      Owns the Aladdin Hotel in Las Vegas
      Requires high-end state of the art online gaming presence
      Needs highly interactive online casino

2.    Zetters International Pool Ltd. (UK Stock Exchange Listed):
      One of Europe's most respected sports gaming houses
      No online gaming presence
      Looking for proprietary online gaming software that differentiates Desires highly interactive online sportsbook and casino

3.    Aspinalls.com Ltd., UK
      Preparing for the first online portal product
      Looking for next generation software and interface to leapfrog over competition
      Desires new broadband product suite late 3rd quarter 2001

4.    Casino Reality Ltd., UK
      Established online gaming portal looking to improve Internet experience Have first 'live' croupier services
      Requesting complimentary 3D personal interactive environment
      Committed to broadband

5.    Bicardi Imports Ltd. (Bermuda)
      First online gaming product for any spirits company
      Potential multiple branded gaming portal
      Creates highly interactive Internet experience, first in industry Engages consumers beyond traditional advertising & promotion

      (d) Capital Raising

      The Company's operating subsidiary has located institutional investors that have shown varying levels of interest in investing in the subsidiary. However, no investment negotiations have been initiated yet as of December 31, 2001.

      The Company is also looking for outside investors to fund the completion of a strip-down version of the product (Iteration 3) under a significantly reduced budget. Iteration 4 is expected to be covered through incoming revenues or additional financing. Additional funds may be raised by offering to non-U.S. persons common shares of the Company pursuant to Regulation S promulgated under the Securities Act of 1933.

      3.	Reports to Security Holders

      The Company files current (Form 8K), quarterly (Form 10Q) and annual (Form 10K) reports with the Securitties and Exchange Commission ("SEC").

      The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (<http://www.sec.gov>) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 7. FINANCIAL STATEMENTS

            CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
                         (Development Stage Companies)


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                          PAGE(S)
                                                                    -------

INDEPENDENT AUDITORS' REPORT                                           1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                    2

     Statements of Income                                              3

     Statements of Changes in Stockholders' Equity                     4

     Statements of Cash Flows                                          5

     Notes to Consolidated Financial Statements                     6  - 14

SUPPLEMENTARY INFORMATION

     Schedule of General, Administrative and
     Development Expenses                                              15


                                        1

                         JOSEFINA C. DE LA CRUZ, C.P.A.
                          A Professional Corporation

Josefina C. De la Cruz, CPA                      2700 N Main Street, Suite 900
Rebecca Q. Masinsin, CPA                                   Santa Ana, CA 92705
Timothy Vo, CPA                                       Tel. No.  (714) 558-8703
Marissa B. Zacarias, Operations Manager                Fax No.  (714) 558-7940

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Creative Technologies Holdings, Inc.
Carson City, Nevada

We have audited the accompanying consolidated balance sheets of Creative Technologies Holdings Inc., and Subsidiaries (Development Stage Companies) as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Technologies Holdings Inc. and Subsidiaries (Development Stage Companies) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company and subsidiaries have no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation

March 25, 2002

------------------------------------------------------------------------------
        MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                          SEC PRACTICE GROUP
           CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                          TAX PRACTICE GROUP
                                        2

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
                       CONSOLIDATED BALANCE SHEETS
                        December 31, 2001 and 2000

                                  ASSETS
                                                    2001         2000
                                                -----------  -----------
CURRENT ASSETS
     Cash and cash equivalents                  $     8,656  $    68,338
     Advances to employees                           30,831       16,874
     Prepaid expenses                                     -       77,928
                                                -----------  -----------
          Total current assets                       39,487      163,140
                                                -----------  -----------
PROPERTY AND EQUIPMENT, net (Note 4)                 59,948      383,245

OTHER ASSETS
     Investment - others (Note 3)                   717,012            -
     Other receivables                              232,620      132,115
     Deposits                                             -       12,988
                                                -----------  -----------
          Total other assets                        949,632      145,103
                                                -----------  -----------
TOTAL ASSETS                                    $ 1,049,067  $   691,488
                                                ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES (Note 5)
     Accounts payable                           $   473,606  $   437,197
     Payroll taxes payable                            8,822       30,192
     Due to affiliates                               70,345       24,750
     Accrued liabilities                             77,560       18,840
     Credit line payable                             51,100       50,000
     Notes payable (Note 6)                               -      586,467
     Due to Investors                                30,471            -
     Capital lease payable - current portion              -        2,681
                                                -----------  -----------
          Total current liabilities                 711,904    1,150,127
LONG-TERM LIABILITIES
     Capital lease payable                                -        6,646
                                                -----------  -----------
          Total liabilities                         711,904    1,156,773
                                                -----------  -----------
MINORITY INTERESTS (Note 8)                               -            -
                                                -----------  -----------
SHAREHOLDERS' EQUITY (Note 9)
     Common stock,par value $0.001;
          25,000,000 shares
          authorized; 24,629,377 and
          12,600,000 shares, issued
          and outstanding                            24,629       12,600
     Paid-in capital                              3,557,650      989,500
     Accumulated deficit during
          development stage                      (3,245,116)  (1,467,385)
                                                -----------  -----------
          Total shareholders' equity                337,163     (465,285)
                                                -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 1,049,067  $   691,488
                                                ===========  ===========

See accompanying notes and independent auditors' report.

                                        3

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
                    CONSOLIDATED STATEMENTS OF INCOME
  From December 6, 1996 (Date of Inception) to Year ended December 31, 2001

                                      Cumulative
                                     from 12/6/96
                                       (Date of
                                     Inception) to
                                      December 31,
                                          2001        2001         2000         1999
                                      -----------  -----------  -----------  -----------
                                                                             (Unaudited)
Revenue                               $         -  $         -  $         -  $        -
                                      -----------  -----------  -----------  -----------
Operating Expenses:
     General and  Administrative
          Expenses                      2,989,984    1,486,928    1,500,606          350
     Depreciation and Amortization
          (Note 4)                         66,486       48,505       17,981            -
                                      -----------  -----------  -----------  -----------
          Total Expenses                3,056,470    1,535,433    1,518,587          350
                                      -----------  -----------  -----------  -----------
Income (loss) from operations          (3,056,470)  (1,535,433)  (1,518,587)        (350)
                                      -----------  -----------  -----------  -----------
Other income (expenses)
     Interest income                        1,350          753          597            -
     Interest expense                     (11,600)     (10,655)        (945)           -
     Loss on disposal of assets          (164,408)    (164,408)
     Loss in investments                  (67,988)     (67,988)           -            -
                                      -----------  -----------  -----------  -----------
     Total other income (expenses)       (242,646)    (242,298)        (348)           -
                                      -----------  -----------  -----------  -----------
Net loss before minority interests     (3,299,116)  (1,777,731)  (1,518,935)        (350)
Minority interests' share of loss          54,000            -       54,000            -
                                      -----------  -----------  -----------  -----------
Net loss for the period               $(3,245,116) $(1,777,731) $(1,464,935) $      (350)
                                      ===========  ===========  ===========  ===========
Net loss per common share
     Basic                                         $     (0.64) $     (0.79) $     (0.00)
                                                   ===========  ===========  ===========
     Diluted                                       $     (0.64) $     (0.79) $     (0.00)
                                                   ===========  ===========  ===========
Weighted Average shares outstanding
     Basic                                           2,792,272    1,850,685    2,100,000
                                                   ===========  ===========  ===========
     Diluted                                         2,792,272    1,850,685    2,100,000
                                                   ===========  ===========  ===========

See accompanying notes and independent auditors' report

                                        4

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   From December 6, 1996 (Date of Inception) to Year Ended December 31, 2001

                                                                          Additional                  Total
                                                Common Stock                Paid-in    Accumulated  Stockholders'
                                                  Shares       Amount       Capital     Deficit       Equity
                                                -----------  -----------  -----------  -----------  -----------
Initial issuance of stocks on December 6, 1996       21,000  $     2,100  $         -               $     2,100
Net loss year ended December 31, 1996                                                       (2,100)           -
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1996                           21,000        2,100            -       (2,100)      (2,100)
Net loss year ended December 31, 1997                                                            -            -
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1997                           21,000        2,100            -       (2,100)      (2,100)
Net loss year ended December 31, 1998                                                            -            -
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1998                           21,000        2,100            -       (2,100)           -
                                                -----------  -----------  -----------  -----------  -----------
November 29, 1999
     Adjustment from No Par Value
     to $0.001 on 21,000 shares                                   (2,079)       2,079                         -
November 29, 1999
     Forward Stock Split 100:1                    2,079,000        2,079       (2,079)                        -
Net loss year ended
     December 31, 1999                                                                        (350)        (350)
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1999                        2,100,000        2,100            -       (2,450)        (350)
Issuance of 8,500,000 shares of
     common stock in exchange
     for 500,000 common shares of
     a Subsidiary on October 25, 2000             8,500,000        8,500      491,500            -      500,000
Issuance of 2,000,000 shares in
     exchange for cancellation of
     $500,000 debt on
     November 8, 2000                             2,000,000        2,000      498,000            -      500,000
Net loss for the year ended
     December 31, 2000                                                 -            -   (1,464,935)  (1,464,935)
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 2000                       12,600,000       12,600      989,500   (1,467,385)    (465,285)
Issuance of 1,600,000 shares in
     exchange for cancellation of
     $1,537,242 debt on June 30, 2001             1,600,000        1,600    1,535,642            -    1,537,242
Issuance of 7,850,000 shares in
     exchange for cancellation of
     $785,000 debt on
     September 30, 2001                           7,850,000        7,850      777,150            -      785,000
Issuance of 2,579,377 shares in exchange for
     cancellation of $257,937 debt on
     December 31, 2001                            2,579,377        2,579      255,358            -      257,937
Net loss for the year ended
     December 31, 2001                                                 -            -   (1,777,731)  (1,777,731)
                                                -----------  -----------  -----------  -----------  -----------
Balance, December 31, 2001                       24,629,377  $    24,629  $ 3,557,650  $(3,245,116) $   337,163
                                                ===========  ===========  ===========  ===========  ===========

See accompanying notes and independent auditors' report.
                                        5

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
    From December 6, 1996 (Date of Inception) to Year Ended December 31, 2001

                                                   Cumulative
                                                  from 12/6/96
                                                    (Date of
                                                  Inception) to
                                                  December 31,
                                                      2001          2001          2000         1999
                                                  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                     $ (3,245,116) $ (1,777,731) $ (1,464,935) $       (350)
     Adjustment to reconcile net loss to
     net cash used in operating activities
          Depreciation and amortization                 66,486        48,505        17,981             -
          Loss on Asset Disposal                       164,408       164,408             -             -
          Loss in other investments                     67,988        67,988             -             -
          Minority interests in net loss of
            subsidiaries                               (54,000)            -       (54,000)            -
          Decrease (increase) in:
            Advances to employees                      (30,832)      (13,958)      (16,874)            -
            Prepaid expenses                                 -        77,928       (77,928)            -
            Other receivables                         (232,620)     (100,505)     (132,115)            -
            Deposits                                         -        12,988       (12,988)            -
          Increase (decrease) in:
            Accounts payable                           473,607        36,410       437,197             -
            Accrued liabilities                         77,560        58,720        18,840             -
            Payroll taxes payable                        8,822       (21,370)       30,192             -
                                                  ------------  ------------  ------------  ------------
     Net Cash Used in Operating Activities          (2,703,697)   (1,446,617)   (1,254,630)         (350)
                                                  ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment - others                              (785,000)     (785,000)            -             -
     Principal payments on capital lease                (9,995)       (9,327)         (668)            -
     Purchase of property and equipment               (236,842)      110,384      (347,226)            -
                                                  ------------  ------------  ------------  ------------
     Net Cash Used in Investing Activities          (1,031,837)     (683,943)     (347,894)            -
                                                  ============  ============  ============  ============
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock          3,582,279     2,580,179     1,000,000             -
     Increase in due to affiliates                     100,816        76,066        24,400           350
     Proceeds(payments) of notes payable                            (586,467)      586,467
     Proceeds from line of credit                       51,100         1,100        50,000             -
     Proceeds from capital lease                         9,995             -         9,995             -
                                                  ------------  ------------  ------------  ------------
     Net Cash Provided by Financing Activities       3,744,190     2,070,878     1,670,862           350
                                                  ------------  ------------  ------------  ------------
NET INCREASE IN CASH                                     8,656       (59,682)       68,338
CASH, BEGINNING OF PERIOD                                    -        68,338             -             -
                                                  ------------  ------------  ------------  ------------
CASH, END OF PERIOD                               $      8,656  $      8,656  $     68,338  $          -
                                                  ============  ============  ============  ============

See accompanying notes and independent auditors' report.
                                        6

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2001

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

Creative Technology and Interactive Entertainment Group, Inc. (CTIEGI) was incorporated on June 26, 2000 under the laws of the State of Nevada. Other than the issuance of stock to its original shareholders, and acquisition of about 70% of CTEGI, a development stage company, it has no operations and revenues as of December 31, 2001.

Creative Technology and Entertainment Group, Inc. (CTEGI) was incorporated under the laws of the State of Nevada on May 19, 2000 for the purpose of developing online gaming and interactive entertainment software. CTEGI is a development stage company and as such has no revenues or earnings from operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy
--------------------
The consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings of companies 50% or less.

Method of Accounting
--------------------
The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

                                        7

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents for purpose of reporting cash flows.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, less residual value where appropriate as follows:

     Software                       3 years
     Office Equipment               5 years
     Furniture and Fixtures         7 years
     Leasehold Improvements         5 years or remaining term of
                                      lease, whichever is shorter

Income Taxes
------------
Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Reporting on Costs of Start-Up Activities
-----------------------------------------
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" provides guidance on the financial reporting of start-up and organization costs. It requires most costs of start-up activities and organization costs to be expended as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.
                                        8

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

Research and Development Costs
------------------------------
In accordance with Statement of Financial Accounting Standards No. 2 (SFAS 2), "Accounting for Research and Development Costs," all research and development (R&D) costs are expensed when they are incurred. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.

Loss Per Share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2001, the Company had no dilutive common stock such as stock options.

Year End
--------
The Company has selected December 31 as its year-end.


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

Let the Fun Begin A.V.V. has three wholly owned subsidiaries:

     (a) Let the Games Begin N.V., a Curacao-based offshore entity formed on September 20, 2000.
     (b) Let the Play Begin N.V., a Curacao-based offshore entity formed on October 5, 1998.
     (c) Cyber Entertainment, N.V., a Curacao-based onshore entity formed on July 17, 2000.
                                        9

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2001

Cyber Entertainment, N.V. holds a gaming license from the territory of Curacao. At December 31, 2001, all the above entities have no operations. The adjustment on the investment account for the company's 49% share of the loss for the period ended December 31, 2001 is $67,988. The carrying value of the investment account at December 31, 2001 is $717,012.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2001 and 2000 consist of the following:

                                          December 31, 2001                     December 31, 2000
                                ----------------------------------------------------------------------------
                                    CTHI        CTEGI        TOTAL         CTHI        CTEGI        TOTAL
                                -----------  -----------  -----------  -----------  -----------  -----------
Hardware                        $         -  $    36,590  $    36,590  $         -  $   262,076  $   262,076
Software                                  -       51,878       51,878            -       50,387       50,387
Office Furniture                          -            -            -            -       55,000       55,000
Office Equipment                      2,731            -        2,731        2,731            -        2,731
Leasehold Improvements                    -            -            -            -       31,032       31,032
                                -----------  -----------  -----------  -----------  -----------  -----------
Total property and equipment          2,731       88,468       91,199        2,731      398,495      401,226
Accumulated depreciation               (406)     (30,845)     (31,251)        (203)     (17,778)     (17,981)
                                ===========  ===========  ===========  ===========  ===========  ===========
Property and equipment, net     $     2,325  $    57,623  $    59,948  $     2,528  $   380,717  $   383,245
                                ===========  ===========  ===========  ===========  ===========  ===========

Depreciation and amortization expense for the year ended December 31, 2001 and 2000 amounted to $48,805 and $17,981, respectively.

NOTE 5 - CURRENT LIABILITIES

Current liabilities consist of the following:

                                      December 31, 2001                                  December 31, 2000
                      --------------------------------------------------  --------------------------------------------------
                         CTHI        CTIEGI        CTEGI        TOTAL         CTHI       CTIEGI        CTEGI        TOTAL
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Accounts payable      $     1,250  $         -  $   472,356  $   473,606  $         -  $         -  $   437,197  $   437,197
Payroll taxes payable           -            -        8,822        8,822            -            -       30,192       30,192
Accrued liabilities         3,600            -       73,960       77,560            -       18,840            -       18,840
Due to affiliates             350       69,995            -       70,345          350       24,400            -       24,750
Due to investors           30,471            -            -       30,471            -                                      -
Notes payable                   -            -            -            -      586,467                                586,467
Credit line
  payable***                    -            -       51,100       51,100            -            -       50,000       50,000
Current portion of
  lease                         -            -            -            -            -            -        2,681        2,681
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
     Total            $    35,671  $    69,995  $   606,238  $   711,904  $   586,817  $    43,240  $   520,070  $ 1,150,127
                      ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

***CTEGI has a $51,100 promissory note payable on demand in the form of a line of credit with a financial institution. The line carries a variable rate of interest at the Wall Street Journal prime rate plus 1.00% per annum. Monthly payment requirements on the line consist of accrued interest only. As of December 31, 2001, the Company owed $51,100 against the credit line and is personally guaranteed by an officer of CTEGI.


NOTE 6 - NOTES PAYABLE

The decrease of note payable amounting to $586,467 was part of the cancellation of debt in exchange for shares on June 30, 2001.


NOTE 7 - LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

CTEGI terminated its lease and forfeited the leased office premises in Falls Church, Virginia. As a result, it incurred a loss on the un-amortized leasehold improvements in the amount of $25,491. Total loss on disposition of CTEGI's equipment and other assets total $164,408.47 at December 31, 2001.


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

     At December 31, 2001, the balance of the conditional promissory note receivable by CTEGI is $1,830,868. Negotiations are in process for the extension and revision of the stock purchase agreement. Other than the minority interest below, all the inter-company accounts have been eliminated.
                                        11

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001

At December 31, 2001, minority interests consist of the following:

     5,333,334 shares of common stock,
          par value $.01                    $   53,334
     Paid-in capital                               666
     Minority interests' share of deficit      (54,000)
                                            ----------
     Total Minority Interests               $        -
                                            ==========

The majority interest was allocated the entire accumulated deficit attributed to the minority interest in excess of the balance of the capital stock pursuant to the Accounting Research Bulletin No. 51 (ARB 51), paragraph 15.
If future earnings will materialize, the majority interest will be credited to the extent of such losses previously absorbed.

NOTE 9 - STOCKHOLDERS' EQUITY

The authorized common stock of CTHI consists of 25,000,000 shares with a par value of $0.001 of which 24,629,377 common shares are issued and outstanding at December 31, 2001.

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

On November 8, 2000, the Company entered into a stock purchase agreement with Netsat Holdings, Limited (NHL) a foreign corporation. Pursuant to the agreement, the Company issued 2,000,000 shares of its common stock in exchange for cancellation of $500,000 debt to NHL.

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

On June 25, 2001, CTHI entered into a stock purchase agreement with NetSat Holdings, Ltd., whereby CTHI issued 1,600,000 shares of common stock at a price of $0.96 per share in cancellation of indebtedness owed to NetSat Holdings, Ltd., for a total aggregate amount of $1,537,242.

On September 29, 2001, CTHI entered into a stock purchase agreement with Ridgeway Commercial Ventures, Ltd., a foreign corporation, whereby CTHI issued 7,850,000 of its $.001 par value common stock in exchange for cancellation of $785,000 indebtedness which the latter owed to Ridgeway.

On December 31, 2001, CTHI entered into a Stock purchase agreement with APEX Consulting, Inc., St. Vincent, West Indies corporation, whereby CTHI issued 2,579,377 of its $.001 par value common stock in exchange of cancellation of $257,937.78 of indebtedness owed to APEX Consulting, Inc. The issued and outstanding shares of 24,629,377 common shares at December 31, 2001 are as follows:

     Regulation S shares     14,029,377
     Other Restricted Shares  9,950,000
     Free Trading Shares        650,000
                             ----------
     Total                   24,629,377

NOTE 10 - INCOME TAXES

There is no provision for federal income taxes for the year ended December 31, 2001 due to the net loss sustained during the period. No state income tax provision was made because in Nevada, the state of the Company's domicile and operations, taxes on income are not imposed.

The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry-forwards, a valuation allowance has been made as to the utilization of net operating loss carry forward, to the extent of any tax benefit that net operating losses may generate.

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2001

The Company's total deferred tax assets as of December 31, 2001 is as follows:

     Net operating loss carry forward                      $(3,245,116)
                                                           -----------
     Current tax asset value of net operating
          loss carry forwards at statutory rate            $   486,767
     Valuation allowance                                      (486,767)
                                                           -----------
     Net deferred tax (asset) liability                    $         -
                                                           ===========
     Current Income Tax Expense                            $         -
                                                           ===========
     Deferred Income Tax Expense (Benefit)                 $         -
                                                           ===========

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

There were no cash payments made for income taxes for the year ended December 31, 2001. Cash payments for interest during the year amounted to $10,655. The investment in other company for $785,000 was in exchange for an interest bearing promissory note that was cancelled by the issuance of 7,850,000 common shares of CTHI.

NOTE 12 - COMMITMENTS

The Company leases its corporate headquarters under an operating lease expiring in December 2001. The agreement does not provide for an option to extend the terms of the lease.

Rent expense for the year ended December 31, 2001 and 2000amounted to $136,990 and $76,020, respectively.

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

             CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
                      (Development Stage Companies)
         SCHEDULE OF GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES From 12/6/96 (Date of Inception) to Year Ended December 31, 2001
                                 (Unaudited)

                       Cumulative
                           from
                         12/06/96
                         (Date of
                        Inception)               DECEMBER 31,
                       to December  -------------------------------------
                         31, 2001       2001         2000        1999
                       -----------  -----------  -----------  -----------
Salaries & wages       $ 1,157,694  $   587,286  $   570,408  $         -
Professional fees          781,032      422,182      358,850            -
Directors' fees              4,200        4,200            -            -
Travel & promotions        186,183       77,061      109,122            -
Rent                       213,824      136,990       76,834            -
Recruiting                 128,989       27,116      101,873            -
Development expenses       114,796            -      114,796            -
Taxes & licenses            48,762          935       47,827            -
Bad debts                   85,409       85,409            -            -
Office supplies             41,309        7,350       33,959            -
Telephone                   57,145       37,225       19,920            -
Insurance                   47,851       14,808       33,043            -
Office expenses             46,395       26,550       17,395          350
Computer expenses           47,025       35,906       11,119            -
Marketing expenses          19,375       19,375            -            -
Postage & delivery           5,267        1,261        4,006            -
Payroll administration       3,962        2,656        1,306            -
Dues & subscription            766          619          147            -
                       -----------  -----------  -----------  -----------
                       $ 2,989,984  $ 1,486,928  $ 1,500,606  $       350
                       ===========  ===========  ===========  ===========

See accompanying notes and independent auditors' report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

	The Company's independent auditor, Josefina De La Cruz, C.P.A., a Professional Corporation, is a member of the American Institute of Certified Public Accountants' SEC Practice Group, California Society of Certified Public Accountants' Tax Practice Group.

	There were no disagreements with any of Issuer's prior accountings, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The directors and officers (and promoters, affiliates and control persons) of Issuer are as follows:

     Name                    Age      Position
     ------------------------------------------------------
     Chris Albornoz 		31	President & Director

     Moises Villanueva        38    Treasuer & Director

     Valentino Guzman		38	Director

     Roy Rayo			35	Secretary

     The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by a majority vote of the remaining Directors. Officers of Issuer serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any executive officer and director of Issuer.

     1.  Resumes

     Mr. Albornoz brings a track record of implementing network solutions to the Company. From May 1996 to February 2001, he was Manager for Systems Operations of Leslies Poolmart, the world's largest retailer of swimming pool supplies. He also worked as Senior Information System Technician of Parsons Corporation from December 1993 to May 1996. Parsons Corporation is a worldwide engineering and construction contractor.

     Mr. Moises Villanueva has been tax manager of the accounting firm Laya Mananghaya & Co. based in Manila since January 1999. From October 1997 to December 1998, he was senior manager at the accounting firm Joaquin Cunanan & Co. He also served as tax partner at Diaz Murillo Dalupan accounting firm from January 1996 to October 1997.

     Mr. Valentino Guzman has been a Senior Partner at Guzman & Tanedo Law Offices since 1999. He has wide experience in litigating corporate, criminal, civil and administrative cases. From 1997 to 1999, he was litigation supervisor and junior partner at Medel, Macam, Tolentino, Pineda and Larcia Law Offices.

     Mr. Roy Rayo, the Company's Secretary, was an associate at SyCip Salazar Hernandez & Gatmaitan in Makati City, Metro Manila, Philippines, from September 1997 through May 2000. At this firm, he assisted in prosecution and maintenance of trademark applications and registrations. >From June 2000 to present, he has acted as consultant for U.R. Capital, Inc. and Global Prime Consulting, Inc. From April through August 1997, Mr. Rayo was a law clerk in the Circuit Court of the Second Circuit in Maui, Hawaii. From January through March 1997, Mr. Rayo served as legal analyst for the House of Representatives of the State of Hawaii. From June through July 1994, Mr. Rayo was an intern at the United Nations Economic and Social Commission for Asia and the Pacific, Bangkok, Thailand.

     2.  Conflicts of Interest

     The officers and directors of Issuer are and may in the future become shareholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by Issuer. Accordingly, conflicts of interest may arise with respect to such individuals acting on behalf of Issuer or other entities. Issuer does have a policy of requiring a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to Issuer's business operations.

     The officers and directors are, so long as they are officers or directors of Issuer, subject to the restriction that all opportunities contemplated by Issuer's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to Issuer and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If Issuer or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if Issuer should decline to do so. Except as set forth above, Issuer has not adopted any other conflict of interest policy with respect to such transactions.

	(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

	The Company has no class of equity securities registered pursuant to
Section 12 of the Exchange Act (15 U.S.C. 781). Accordingly, Section 16(A) of the Exchange Act does not apply.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or awarded to all officers and directors of Issuer.

Name and
All Other
Principal Position      Year     Salary      Bonus       Compensation
------------------   	------    ------     --------    -------------

Chris Albornoz          2001      None       None        $4,200 + 600
President & Director

Moises Villanueva       2001      None       None        None
Director & Treasurer

Valentino Guzman        2001      None       None        None
Director

Roy Rayo                2001      None       None        None
Secretary


	None of the Company's officers and/or directors received any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. As of December 31, 2001, none of the directors are accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the security and beneficial ownership for each class of equity securities of Issuer for any person who is known to be the beneficial owner of more than five (5%) percent of Issuer as of December 31, 2001.

                      Name and               Amount and
                     Address of              Nature of
                     Beneficial              Beneficial     Percent
Title of Class          Owner                  Owner        of Class
--------------------------------------------------------------------

Common          Morgan & Lynch              8,500,000      59.86%
                Barrio Dent del mall
                San Pedro
                300 metros al norte y
                50 metro al oeste
                Edificio Omala
                tercer piso
                San Pedro, Costa Rica

                Netsat Holdings, Ltd.       3,425,000      24.12%
                Wickhams Cay
                1 P.O. Box 362 Road Town
                Tortola, British Virgin Islands

	(B)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the ownership for each class of equity securities of Issuer owned beneficially and of record by all directors and officers of Issuer.

                   Name and                  Amount and
                   Address of                Nature of
                   Beneficial                Beneficial         Percent
Title of Class     Owner                     Owner              of Class
---------------------------------------------------------------------------
Common             Chris Albornoz             0                  0%
                   1800 Avenue of the Stars
                   Suite 600
                   Los Angeles, CA 90067

Common             Valentino Guzman           0                  0%
                   1800 Avenue of the Stars
                   Suite 600
                   Los Angeles, CA 90067

Common             Moises Villanueva          0                  0%
                   1800 Avenue of the Stars
                   Suite 600
                   Los Angeles, CA 90067

Common             Roy Rayo                   0                  0%
                   1800 Avenue of the Stars
                   Suite 600
                   Los Angeles, CA 90067

Common             All Officers and           0                  0%
                   Directors as a Group
                   (Four [4] individuals)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation SB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     1.1 Stock Purchase Agreement dated September 28, 2001 with Netsat Holdings, Ltd.

     1.2 Stock Purchase Agreement dated September 30, 2001 with Ridgeway Commercial Ventures, Ltd.

     1.3 Stock Purchase Agreement dated December 31, 2001 with Apex Consulting, Inc.

     (B) REPORTS

     The following reports were filed by the Company with the SEC:

          (1)  Form 8K (Current Report), filed October 31, November 6 and
               27, 2001;
          (2) Form 10QSB (Quarterly Report), filed July 24, September 28, November 15, 2001; and,
          (3)  Form 10K filed April 16, 2001.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2002                      Creative Technologies Holdings, Inc.


                                          By: /s/ Chris Albornoz
                                          ---------------------
                                          President & Director

Exhibit 1.1

     Stock Purchase Agreement dated September 28, 2001 with Netsat Holdings,
     Ltd.

Exhibit 1.2

     Stock Purchase Agreement dated September 30, 2001 with Ridgeway Commercial Ventures, Ltd.

Exhibit 1.3

     Stock Purchase Agreement dated December 31, 2001 with Apex Consulting,
     Inc.