Form 10QSB
period 2002-03-31
CREATIVE TECHNOLOGIES HOLDINGS INC
filed 2002-05-24
CIK 1096652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-33365

CREATIVE TECHNOLOGIES HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0409146 (I.R.S. Employer Identification No.)

1800 Avenue of the Stars, Suite 600 Los Angeles, California (Address of principal executive offices)	90067 (Zip code)

Registrant's telephone number: (310) 407-5175

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of March 31, 2002, there were outstanding 24,629,377 shares of the Registrant's Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

(Return to top.)

- TABLE OF CONTENTS -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE OF GENERAL, ADMINISTRATIVE & DEVELOPMENT EXPENSES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

(Return to top.)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY INFORMATION
March 31, 2002
(Unaudited)

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

TABLE OF CONTENTS

PAGE(S)
INDEPENDENT ACCOUNTANTS' REVIEW REPORT	2

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Stockholders' Equity	5

Statements of Cash Flows	6

Notes to Financial Statements	7 - 14

SUPPLEMENTARY INFORMATION

Consolidated Schedules of General, Administrative and Development Expenses	15

(Return to top.)

JOSEFINA C. DE LA CRUZ, C.P.A.
A Professional Corporation

Josefina C. de la Cruz, CPA Rebecca Q. Masinsin, CPA Tomothy Vo, CPA Marissa B. Zacarias, Operations Manager	2700 N Main Street, Suite 900 Santa Ana, CA 92705 Tel. No. (714) 558-8703 Fax No. (714) 558-7940

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
Creative Technologies Holdings, Inc. and Subsidiaries
Carson City, Nevada

We have reviewed the accompanying consolidated balance sheet of Creative Technologies Holdings, Inc., and Subsidiaries (Development Stage Companies), as of March 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Creative Technologies Holdings, Inc. and Subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America. The information included in the accompanying consolidated schedules of general, administrative and development expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic consolidated financial statements, and we are not aware of any material modifications that should be made to it.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California

May 14, 2002

MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS' SEC PRACTICE GROUP CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS' TAX PRACTICE GROUP

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSETS
CURRENT ASSETS
Cash	$1,371	$8,656
Advances to employees	42,429	30,831
Total current assets	43,800	39,487

PROPERTY & EQUIPMENT, NET (Note 4)	53,698	59,948
OTHER ASSETS
Investment - others (Note 3)	717,012	717,012
Receivables - others	239,620	232,620
Total other assets	956,632	949,632
TOTAL ASSETS	$1,054,130	$1,049,067

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$478,430	$473,606
Payroll taxes payable	10,751	8,822
Due to affiliates	71,345	70,345
Accrued liabilites	87,460	77,560
Credit line payable	52,263	51,100
Due to investors	99,217	30,471
Total current liabilities (Note 5)	799,466	711,904
MINORITY INTEREST (Note 7)	-	-
STOCKHOLDERS' DEFICIT (Note 8)
Common Stock, $0.001 par value; 25,000,000 shares authorized; 24,629,377 shares issued and outstanding	24,629	24,629
Paid-in capital	3,557,650	3,557,650
Accumulated deficit during development stage	(3,327,615)	(3,245,116)
Total stockholders' equity	254,664	337,163

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,054,130	$1,049,067

See accompanying notes and independent accountants' review report.

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Period December 6, 1996 (Date of Inception) to March 31, 2002
(Unaudited)

	Cumulative from December 6, 1996 (Date of Inception) to March 31, 2002	For the Three Months Ended
		March 31, 2002	March 31, 2001

REVENUE	$-	$-	$-

EXPENSES
General, administrative and development expenses	3,065,259	75,275	1,066,159
Depreciation	72,737	6,251	20,889
Total Operating Expenses	3,137,996	81,526	1,087,048
NET OPERATING LOSS	(3,137,996)	(81,526)	(1,087,048)

OTHER INCOME (EXPENSES)
Interest income	1,350	-	753
Interest expense	(12,573)	(973)	-
Loss on disposal of assets (Note 6)	(164,408)	-	-
Loss in investments	(67,988)	-	-
Total other income (expenses)	(243,619)	(973)	753
NET LOSS BEFORE MINORITY INTEREST	(3,381,615)	(82,499)	(1,086,295)
MINORITY INTEREST'S SHARE OF NET LOSS (Note 7)	54,000	-	54,000
NET LOSS FOR THE PERIOD	$(3,327,615)	$(82,499)	$(1,032,295)

NET LOSS PER COMMON SHARE		$(0.00)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES		24,629,377	12,600,000

See accompanying notes and independent accountants' review report

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period December 6, 1996 (Date of Inception) to March 31, 2002

	Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Initial issuance of stocks on December 6, 1996	21,000	$2,100	$-	$-	$2,100
Net loss for the year ended December 31, 1996				(2,100)	(2,100)

Balances, December 31, 1996	21,000	2,100	-	(2,100)	-
Net loss for the year ended December 31, 1997				-	-

Balances, December 31, 1997	21,000	2,100	-	(2,100)	-
Net loss for the year ended December 31, 1998	-	-	-	-	-

Balances, December 31, 1998	21,000	2,100	-	(2,100)	-
November 29,1999 Adjustment from No Par Value to $0.001 on 21,000 shares	-	(2,079)	2,079	-	-
November 29, 1999 Forward Stock Split 1:100	2,079,000	2,079	(2,079)	-	-
Net loss year ended December 31, 1999	-	-	-	(350)	(350)

Balance, December 31, 1999	2,100,000	2,100	-	(2,450)	(350)
Issuance of 8,500,000 shares of common stock in exchange for 500,000 common shares of a Subsidiary on October 25, 2000	8,500,000	8,500	491,500	-	500,000
Issuance of 2,000,000 shares in exchange for cancellation of $500,000 debt on November 8, 2000	2,000,000	2,000	498,000	-	500,000
Net loss for the year ended December 31, 2000	-	-	-	(1,464,935)	(1,464,935)

Balance, December 31, 2000	12,600,000	12,600	989,500	(1,467,385)	(465,285)
Issuance of 1,600,000 shares of exchange for cancellation of $1,537,242 debt on June 30, 2001	1,600,000	1,600	1,535,642	-	1,537,242
Issuance of 7,850,000 shares in exchange for cancellation of $785,000 debt on September 30, 2001	7,850,000	7,850	777,150	-	785,000
Issuance of 2,579,377 shares in exchange for cancellation of $257,937 debt on December 31, 2001	2,579,377	2,579	255,358	-	257,937
Net loss for the year ended December 31, 2001	-	-	-	(1,777,731)	(1,777,731)

Balances, December 31, 2001	24,629,377	24,629	3,557,650	(3,245,116)	337,163
Net loss for three months ended March 31, 2002 (Unaudited)	-	-	-	(82,499)	(82,499)

Balances, March 31, 2002	24,629,377	$24,629	$3,557,650	$(3,327,615)	$254,664

See accompanying notes and independent accountants' review report.

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period December 6, 1996 (Date of Inception) to March 31, 2002
(Unaudited)

	Cumulative from December 6, 1996 (Date of Inception) to March 31, 2002	For three months ended
		March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,327,615)	$(82,499)	$(1,032,295)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	72,737	6,251	20,889
Loss on asset disposal	164,408	-	-
Loss in other investments	67,988	-	-
Minority interest in net loss of subsidiaries	(54,000)	-	(54,000)
Decrease (increase) in:
Advances to employees	(42,429)	(798)	(10,379)
Other receivables	(239,620)	(10,800)	30,000
Increase in:
Accounts payable	478,429	4,823	167,856
Accrued liabilities	87,460	9,900	55,120
Payroll taxes payable	10,751	1,929	9,749

NET CASH USED BY OPERATING ACTIVITIES	(2,781,891)	(71,194)	(813,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment - others	(785,000)	-	-
Principal payments on capital lease	(9,995)	-	(459)
Purchase of property and equipment	(236,842)	-	(34,709)

NET CASH USED BY IN INVESTING ACTIVITIES	(1,031,837)	-	(35,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,582,279	-	-
Increase (decrease) in due to affiliates	170,562	62,746	(166,905)
Proceeds of notes payable	-	-	962,142
Proceeds from line of credit	52,263	1,163	-
Proceeds from capital lease	9,995	-	-

NET CASH USED IN FINANCING ACTIVITIES	3,815,099	63,909	795,237

NET INCREASE (DECREASE) IN CASH	1,371	(7,285)	(52,991)

CASH AT BEGINNING OF PERIOD	-	8,656	68,338

CASH AT END OF PERIOD	$1,371	$1,371	$15,347

See accompanying notes and independent accountants' review report.

6

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 1 - ORGANIZATION HISTORY AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of Creative Technologies Holdings Inc. (CTHI), formerly Morning Splendor Management, Inc. and its Subsidiaries, Cybergame Technologies, Inc. (CTI), formerly Creative Technology and Interactive Entertainment Group, Inc. and Creative Technology and Entertainment Group, Inc. (CTEGI) collectively referred to as "the Company". CTI is a 100% owned subsidiary and CTEGI is a 70% subsidiary of CTI.

Creative Technologies Holdings Inc. was incorporated as Morning Splendor Management, Inc. on December 6, 1996 under the laws of the State of Nevada to engage in any lawful activity, including but not limited to selected mergers and acquisitions. The Company has been in the developmental stage since inception. Other than the acquisition of CTI, a subsidiary, the Company has no operating history and revenue.

Cybergame Technologies, Inc. was incorporated on June 26, 2000 under the laws of the State of Nevada. Other than the issuance of stock to its original shareholders, and acquisition of about 70% of CTEGI, a development stage company, it has no operations and revenues as of March 31, 2002.

Creative Technology and Entertainment Group, Inc. was incorporated under the laws of the State of Nevada on May 19, 2000 for the purpose of developing online gaming and interactive entertainment software. CTEGI is a development stage company and as such has no revenues or earnings from operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy

The consolidated financial statements include the accounts of the CTHI and all of its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate shares of profits and losses based on its percentage interest in earnings of companies 50% or less.

Method of Accounting
The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

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

Property and equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, less residual value where appropriate as follows:
Software	3 years
Office Equipment	5 years
Furniture	7 years
Leasehold Improvements	5 years or remaining term of lease, whichever is shorter
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

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
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

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31,2002, the Company had no dilutive common stock such as stock options.
Year End

The Company has selected December 31 as its year-end.
NOTE 3 - INVESTMENT IN OTHER COMPANY

On September 29, 2001, Creative Technology Holdings, Inc. entered into a stock purchase agreement with Ridgeway Commercial Ventures, Limited (Ridgeway), a Belize Corporation. CTHI acquired 49% interest in LET THE FUN BEGIN A.V.V., a company previously owned by Ridgeway and incorporated under the laws of Aruba. Initial investment is $785,000 in exchange for a 6% interest bearing promissory note.

On September 30, 2001, 7,850,000 common shares of CTHI were issued to Ridgeway for $0.10 a share in cancellation of the note payable for $785,000.

Let the Fun Begin A.V.V. has three wholly owned subsidiaries:

(a) Let the Games Begin N.V., a Curacao-based offshore entity formed on September 20, 2000.

(b) Let the Play Begin N.V., a Curacao-based offshore entity formed on October 5, 1998.

(c) Cyber Entertainment, N.V., a Curacao-based onshore entity formed on July 17,2000.

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Cyber Entertainment, N.V. holds a gaming license from the territory of Curacao. At March 31, 2002, all the above entities have no operations. As of March 31, 2002, the adjustment on the investment account for the company's 49% share of the loss is $67,988. The carrying value of the investment account at March 31, 2002 is $717,012.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2002 consist of the following:

	March 31, 2002			December 31, 2001

	CTHI	CTEGI	Total	CTHI	CTEGI	Total

Office Equipment	$2,731	$36,590	$39,321	$2,731	$36,590	$39,321
Software	-	51,878	51,878	-	51,878	51,878

Total property and equipment	2,731	88,468	91,199	2,731	88,468	91,199
Accumulated depreciation and amortizaion	(504)	(36,997)	(37,501)	(406)	(30,845)	(31,251)

Property and equipment, net	$2,227	$51,471	$53,598	$2,325	$57,623	$59,948

Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 amounted to $6,251 and $20,889, respectively.
NOTE 5 - CURRENT LIABILITIES

Current liabilities consist of the following:

	March 31, 2002				December 31, 2001

	CTHI	CTI	CTEGI	TOTAL	CTHI	CTI	CTEGI	TOTAL

Accounts payable	$ 3,581	$ 2,076	$ 472,773	$ 478,430	$ 1,250	$ -	$ 472,356	$ 473,606
Payroll taxes payable	1,486	443	8,822	10,751	-	-	8,822	8,822
Accrued liabilites	13,500	-	73,960	87,460	3,600	-	73,960	77,560
Due to affiliates	1,350	69,995	-	71,345	350	69,995	-	70,345
Due to investors	65,270	33,947	-	99,217	30,471	-	-	30,471
Notes payable	-	-	-	-	-	-	-	-
Credit line payable ***	-	-	52,263	52,263	-	-	51,100	51,100

Total	$ 85,187	$ 106,461	$ 607,818	$ 799,466	$ 35,671	$ 69,995	$ 606,238	$ 711,904

***CTEGI has a $52,263 promissory note payable on demand in the form of a line of credit with a financial institution. The line carries a variable rate of interest at the Wall Street Journal prime rate plus 1.00% per annum. Monthly payment requirements on the line consist of accrued interest only. As of March 31, 2002, the Company owed $52,263 against the credit line and is personally guaranteed by an officer of CTEGI.

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 6 - LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

CTEGI terminated its lease and vacated the leased office premises in Falls Church, Virginia in connection with the downsizing of its operations. As a result, it incurred a loss on the un-amortized leasehold improvements in the amount of $25,491. Total loss on disposition of CTE's equipment and other assets total $164,408.47 at March 31, 2002.
NOTE 7 - MINORITY INTEREST

On August 21, 2000, a stock investment agreement with conditional promissory note was entered between CTEGI and CTI. CTI acquired about 73.3% of CTEGI's total issued and outstanding shares consisting of fourteen million (14,000,000) shares for four million three hundred fifty four thousand dollars (US$4,354,000). Terms and conditions of the agreement are:

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

At March 31, 2002, the balance of the conditional promissory note receivable by CTEGI is $1,819,868. Negotiations are in process for the extension and revision of the stock purchase agreement. Other than the minority interest below, all the inter-company accounts have been eliminated.

At March 31, 2002, minority interest consist of the following:

5,333,334 shares of common stock, par value $.01	$53,334
Paid in capital	666
Minority interest's share of deficit	(54,000)
Total	$-

The majority interest was allocated the entire accumulated deficit attributed to the minority interest in excess of the balance of the capital stock pursuant to the Accounting Research Bulletin No. 51 (ARB 51), paragraph 15. If future earnings will materialize, the majority interest will be credited to the extent of such losses previously absorbed.

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 8 - STOCKHOLDERS' EQUITY

The authorized common stock of CTHI consists of 25,000,000 shares with a par value of $0.001 of which 24,629,377 common shares are issued and outstanding at March 31, 2002.

On December 6, 1996, CTHI issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

On November 29, 1999, the State of Nevada approved the restated Articles of Incorporation of CTHI that increased its capitalization from 25,000 shares to 25,000,000 shares of common stock and changed from a no par value stock to $0.001 par value.

On November 29, 1999, CTHI forward split its common stock 1:100; thus increasing the number of outstanding shares of common stock from 21,000 shares to 2,100,000 shares.

On August 31, 2000, CTI issued 500,000 shares of its $0.001 par value common stock in consideration of $500,000 cash. These shares were exchanged for CTHI shares under a plan and agreement of reorganization with CTI and Morgan & Lynch, Inc. (MLI) on October 25, 2000. Under the plan, the Company issued 8,500,000 shares of its common stock to MLI in exchange for MLI's ownership of 500,000 share of common stock of CTI.

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

On September 29, 2001, CTHI entered into a stock purchase agreement with Ridgeway Commercial Ventures, Ltd., a foreign corporation, whereby CTHI issued 7,850,000 of its $.001 par value common stock in exchange for cancellation of $785,000 indebtedness, which the latter owed to Ridgeway.

On December 31, 2001, CTHI entered into a Stock purchase agreement with APEX Consulting, Inc., St. Vincent, West Indies corporation, whereby CTHI issued 2,579,377 of its $.001 par value common stock in exchange of cancellation of $257,937 of indebtedness owed to APEX Consulting, Inc.

The issued and outstanding shares of 24,629,377common shares at March 31, 2002 are as follows:

Regulation S shares	14,029,377
Other Restricted Shares	9,950,000
Free Trading Shares	650,000
Total	24,629,377

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 9 - INCOME TAXES

There is no provision for federal income taxes for the year ended March 31, 2002 due to the net loss sustained during the period. No state income tax provision was made because in Nevada, the state of the Company's domicile and operations, taxes on income are not imposed.

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

The Company's total deferred tax assets as of March 31, 2002 is as follows:

Net Operating Loss Carry Forward	$3,381,615

Current tax asset value of net operating loss carry forwards at statutory rate	$507,300
Valuation Allowance	(507,300)
Net Deferred Tax Asset

$

-

Current Income Tax Expense

$

-

Deferred Income Tax Expense (Benefit)

$

-

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

There were no cash payments made for income taxes for the three months ended March 31, 2002. Cash payments for interest during the three months ended March 31, 2002 amounted to $973. The investment in other company for $785,000 was in exchange for an interest bearing promissory note that was cancelled by the issuance of 7,850,000 common shares of CTHI.

NOTE 11 - COMMITMENTS

The Company's lease of its corporate headquarters expired in December 2001. At March 31, 2002, there is no lease commitment.

Rent expense for the three months ended March 31, 2002 and 2001 amounted to $5,101 and $38,964, respectively.

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 12 - GOING CONCERN

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

On April 9, 2001, CTEGI, the subsidiary that operates in Falls Church, Virginia, has downsized its operations and terminated all its employees involved in its development operations. At March 31, 2002, operations are minimal. The funding of CTEGI's technology development has been temporarily deferred as a result of CTEGI's major changes in its business development plan.

(Return to top.)

CREATIVE TECHNOLOGIES HOLDINGS INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED SCHEDULES OF GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES
For the Period December 6, 1996 (Date of Inception) to March 31, 2002
(Unaudited)

	Cumulative from December 6, 1996 (Date of Inception) to March 31, 2002	For the Three Months Ended
		March 31, 2002	March 31, 2001

Salaries and wages	$1,161,550	$3,856	$457,889
Professional fees	843,750	62,717	334,161
Rent	218,925	5,101	38,964
Travel & promotions	186,183	-	57,197
Recruiting	128,989	-	27,116
Development expenses	114,796	-	-
Office expenses	100,548	2,850	35,291
Bad debts	85,409	-	-
Telephone	58,070	925	26,409
Taxes and licenses	51,104	2,342	45,765
Computer expenses	47,025	-	18,723
Insurance	42,635	(5,216)	24,644
Marketing expenses	19,375	-	-
Directors' fees	6,900	2,700	-

	$3,065,259	$75,275	$1,066,159

See accompanying notes and independent accountants' review report.

(Return to top.)

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

          (a) Revenues

     The three months ended March 31, 2002 did not generate any revenues for the Company. There were no revenues for the same period in year 2001. The Company incurred a net operating loss of $81,526 during the first quarter of 2002, compared to $1,087,048 during the first quarter of 2001. The operating loss and lack of revenues are due to the development stage nature of the Company.

     The Company does not have an established source of revenues. Current sources of funds for product development and operating costs are periodic funding of and advances from investors. There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's net sales or revenues from continuing operations, being a development stage company.

          (b) General, Administrative and Development Expenses

     The Company incurred general, administrative and development expenses in the amount of $75,275 for the three months ended March 31, 2002, compared to $1,066,159 for the same period in year 2001. The biggest expense reduction was in salaries and wages, from $457.889 in first quarter 2001 to $3,856 in first quarter 2002. As disclosed in prior reports, the Company suspended product development and retrenched product developers as of April 2001.

     For the first quarter of year 2002, professional fees in the amount of $62,717 comprised approximately 83.3% of total general, administrative and development expenses. For the same period in year 2001, professional fees in the amount of $334,161 comprised approximately 31.3% of general, administrative and development expenses. Professional fees were mainly in the form of legal and accounting expenses to file registration statement (and amendments thereto) and to comply with SEC reporting requirements.

(Return to top.)

          (c) Depreciation and Amortization

     Depreciation and amortization expense decreased from $20,889 during the first quarter of year 2001 to $6,251 during the first quarter of year 2002. The decrease was due to disposition of depreciable office furniture and equipment. See Note 6 of Consolidated Financial Statements and Supplementary Information (Unaudited) as of March 31, 2002, which is filed with this report.

          (d) Net Loss per Share

     Net loss per common share was at $0 during the first quarter of 2002, compared to a net loss per common share of $0.08 during the same period in year 2001. The decrease was attributable mainly to additional issuance of common shares by Issuer and decrease in net loss.

          (e) Liquidity

     As of March 31, 2002, the Company had an accumulated deficit during development stage in the amount of $3,327,615. Investors of the Company provided funds to the Company for its development operations in exchange for equity.

     For the three months ended March 31, 2002, the net cash provided by financing activities amounted to $62,746. Investors had advanced funds for day-to-day operations and product development. These advances were recorded as note payable obligations of the Company. The payable balances, as in prior periods, may be paid off in the form of additional common shares. The dilution to common shareholders is dependent on the issue price and the amount of advances converted into common shares.

     The Company and its subsidiaries do not have any internal sources of liquidity. In the short term, the Company's liquidity depends on further capital infusion from investors. In the long term, the Company's liquidity may improve depending on the success of the product development of its operating subsidiary, Creative Technology and Entertainment Group, Inc.

     The Company faces considerable risks at each step in its strategic business plan. Such things as technology, societal and economic changes, cost overruns, lack of interest, and shortfalls in funding due to the Company's difficulty in raising additional capital in the equity securities market all may have an impact on the Company.

     There are no other known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity.

          (f) Capital Expenditures

     There are no expected material capital expenditures within the next six months.

(Return to top.)

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The Articles of Incorporation and by-laws of the Company appear in Form 10SB12G filed February 7, 2000 and are incorporated herein by reference.

     (b) One Form 8-K was filed (February 1, 2002) during the quarter for which the Report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 20, 2002	CREATIVE TECHNOLOGIES HOLDINGS, INC. /SIGNATURE/ By: Chris Albornoz President